Form 10-Q
period 1995-05-26
PENOBSCOT SHOE CO
filed 1995-06-30
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 26, 1995

Commission File No. 1-5548

Penobscot Shoe Company
(Exact name of registrant as specified in its charter)

Maine
(State or other jurisdiction of incorporation or organization)

01-0139580
(IRS Employer identification no.)

450 North Main Street, Old Town Maine
(Address of principal executive offices)

04468
(Zip code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Registrant's telephone number, including area code:  (207) 827-4431

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__
                                            No _____

Common stock of 1,482,117 shares, $1 par value, was outstanding at May 26, 1995

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                               May 26, 1995        November 25, 1994
                                (Unaudited)            (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents          $2,637                 $1,308
  Marketable Securities             3,049                  2,556
  Refundable income taxes              52                     52
  Accounts receivable               1,692                  3,690
  Inventories (Note 2)              3,020                  2,469
  Other current assets                622                    490
                                  _______                _______
        TOTAL CURRENT ASSETS      $11,071                $10,565

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                        $1,412                 $1,409
  All Other                         1,602                  1,594
  Less accumulated depreciation
    and amortization                2,608                  2,542
                                  _______                _______
        NET PROPERTY AND EQUIPMENT   $406                   $461
                                  _______                _______
  TOTAL ASSETS                    $11,478                $11,026
                                  =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $669                   $530
  Other current liabilities           451                    467
                                  _______                _______
        TOTAL CURRENT LIABILITIES  $1,120                   $997

DEFERRED INCOME TAXES                $328                   $131

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042               $1,533                 $1,533
  Capital in excess of par value    1,109                  1,109
  Retained earnings                 7,364                  7,526
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                        293                     na
  Less treasury stock at cost
    50,925 shares;                    270                    270

         NET SHAREHOLDERS' EQUITY _______                _______
           (Note 3)               $10,030                 $9,898

TOTAL LIABILITIES AND SHARE-      _______                _______
  HOLDERS' EQUITY                 $11,478                $11,026
                                  =======                =======

Note: (a) The balance sheet at November 25, 1994, has been derived from the audited financial statements at that date.

      (b) The Company adopted Statement of Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective November 26, 1994.

See notes to the condensed finincial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                       For the               For the
                                 Second Quarter Ended     Six Months Ended
                                 ____________________   ____________________
                                    May         May        May         May
                                 26, 1995    27, 1994   26, 1995    27, 1994
Net Sales                         $2,455      $3,667     $5,575      $6,656

Cost and operating expenses:

  Cost of sales                    1,629       2,596      3,695       4,551
  Selling and administrative
    expenses                       1,018       1,103      2,104       2,125
                                  _______     _______    _______     _______
Operating income (loss)             (192)        (33)      (224)        (21)

Other income                         142          50        195         164
                                  _______     _______    _______     _______
Income before income taxes           (50)         17        (29)        144

Income taxes                         (23)          4        (16)         52
                                  _______     _______    _______     _______
Net income                          ($27)        $13       ($13)        $91
                                  =======     =======    =======     =======
Per Common Share:

  Net income                      ($0.02)      $0.01     ($0.01)      $0.06

  Dividends declared                0.05        0.05       0.10        0.10

Average number of common shares
  outstanding                  1,482,117   1,482,040  1,482,117   1,477,448

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
          For Six Months Ended May 26, 1995 and May 27, 1994
                            (In thousands)
                                   1995                  1994
Cash flows from operating
  activities:

  Net cash provided (used) by
    operating activities          $1,487                  $598

Cash flows from investing
  activities:

  Proceeds from sale of assets         0                     0

  Capital expenditures               (10)                  (16)
                                  _______               _______
    Net cash provided (used) by
      investing activities           (10)                  (16)

Cash flows from financing activities:

  Dividends paid                    (148)                 (148)

  Purchase of treasury stock           0                    21

    Net cash provided (used) by   _______               _______
      financing activities          (148)                 (127)

    Net increase (decrease) in    _______               _______
      cash and cash equivalents    1,329                   454

Cash and cash equivalent at
  beginning of period              1,308                 1,514

Cash and cash equivalent at       _______               _______
  end of period                    2,637                 1,968
                                  =======               =======
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $0                    $0

    Income taxes                     101                    66

                        PENOBSCOT SHOE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of May 26, 1995, the statements of income for the second quarter and six-month periods ended May 26, 1995 and May 27, 1994, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at May 26, 1995 and for the other periods presented. The results of operations for the period ended May 26, 1995 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            5/26/95   11/25/94    5/27/94
FIFO Cost:
    finished shoes           $3,530     $2,825     $3,408
    shoes in process             24         35         53
    raw materials               393        302        548
                             _______    _______    _______
                             $3,947     $3,162     $4,009
Excess of FIFO cost over
LIFO inventory value           (927)      (693)      (954)
                             _______    _______    _______
                             $3,020     $2,469     $3,054
                             =======    =======    =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the six months ended May 26, 1995, shareholders' equity changed due to the net loss of $13,000, dividends declared of $148,000 and an increase of $293,000 resulting from the inclusion of a net unrealized gain on available-for-sale securities held by the Company. Effective November 26, 1994, the Company adopted Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", necessitating the inclusion of this net unrealized gain on the balance sheet.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Liquidity and Capital Resources:

     At May 26, 1995, Penobscot Shoe Company had working capital of approximately $9,952,000 versus approximately $9,568,000 at November 25, 1994, an increase of $384,000. The ratio of current assets to current liabilities at May 26, 1995, was 9.9 to 1, compared to 10.6 to 1, at November 25, 1994.

     The statement of cash flows for the six months ended May 26, 1995, shows an increase of $1,329,000 in cash and cash equivalents since November 25, 1994. The Company's operations provided $1,487,000 since November 25, 1994, primarily due to seasonal fluctuations in accounts receivable. The Company's quarterly dividend amounted to a use of $148,000 during the period and capital expenditures for equipment amounted to a further use of $10,000 during the period.

     The increases in the Company's inventory, other current assets and accounts payable, as well as the decrease in accounts receivable since November 25, 1994, were the result of ordinary fluctuations.

     Management believes that Penobscot Shoe Company remains financially well structured to consider a variety of financing options should the need arise and will make choices depending on economic conditions at the time. Options available include conversion of marketable securities held by the Company into cash and cash equivalents. The Company also has an established line of credit with a major bank available for direct borrowing at the prime rate should the need arise.

Results of Operations:

     Net sales for the second quarter ended May 26, 1995 were $2,455,000, down 33% from $3,667,000 in the same quarter last year. A net loss of $27,000, or $.02 per share, was incurred in the current quarter compared to net income of $13,000, or $.01 per share, last year.

     For the six months ended May 26, 1995, net sales were $5,575,000, down 16% from $6,656,000 a year ago. A net loss of $13,000, or $.01 per share, was incurred in the current year-to-date period, versus net income of $91,000, or $.06 per share, in the corresponding period last year.

     The significant drop in net sales for the second quarter compared to a year ago was due to lower sales of both prime merchandise and surplus inventory. The ongoing weak retail environment had a negative impact on second quarter sales causing to increased cancellations and reduced reorders.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS


Results of Operations: (continued)

     Cost of sales was 66% of net sales in the second quarter compared to 71% a year ago resulting in gross profit margins of 34% and 29% in the 1995 and 1994 quarters, respectively. The lower level of surplus sales in the current quarter was the primary reason for this gross margin improvement. Selling and administrative expenses in the current quarter were lower than a year ago due to lower variable costs related to the decrease in sales volume.

     Other income in the second quarter of 1995 was $142,000, pre-tax, compared to $50,000, pre-tax, in the corresponding quarter in 1994. The current quarter included gains on the sale of securities of $76,000, pre-tax, compared to less than $1,000 last year. Interest income was $16,000, pre-tax, higher than the previous year due to both higher interest rates and higher cash balances invested.

     While advance bookings for the Fall 1995 season are approximately level with a year ago, the pervasive retail dilemma will continue to stress the Company's margins in the second half of fiscal 1995 compared to last year.

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

           (a) No exhibits or reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.




                                         Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date: June 29, 1995                            Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date: June 29, 1995                            David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration