Form 10-Q/A
period 1995-05-26
PENOBSCOT SHOE CO
filed 1995-07-24
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                   FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 26, 1995

Commission File No. 1-5548

Purpose: The purpose of this amendment is to attach the Financial Data Schedule to the 10-Q

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

           (a) Exhibits

               Exhibit 27.  Financial Data Schedule

           (b) Reports on Form 8-K

               No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.




                                         Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date: July 24, 1995                            Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date: July 24, 1995                            David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration