Form 10-Q
period 1995-08-25
PENOBSCOT SHOE CO
filed 1995-10-05
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 25, 1995

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

Common stock of 1,482,117 shares, $1 par value, was outstanding at August 25, 1995

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                              August 25, 1995      November 25, 1994
                                (Unaudited)            (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents          $  762                 $1,308
  Marketable Securities             3,090                  2,556
  Refundable income taxes              52                     52
  Accounts receivable               3,162                  3,690
  Inventories (Note 2)              3,532                  2,469
  Other current assets                665                    490
                                  _______                _______
        TOTAL CURRENT ASSETS      $11,262                $10,565

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                        $1,412                 $1,409
  All Other                         1,604                  1,594
  Less accumulated depreciation
    and amortization                2,639                  2,542
                                  _______                _______
        NET PROPERTY AND EQUIPMENT   $377                   $461
                                  _______                _______
  TOTAL ASSETS                    $11,639                $11,026
                                  =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $676                   $530
  Other current liabilities           508                    467
                                  _______                _______
        TOTAL CURRENT LIABILITIES  $1,184                   $997

DEFERRED INCOME TAXES                $344                   $131

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042               $1,533                 $1,533
  Capital in excess of par value    1,109                  1,109
  Retained earnings                 7,423                  7,526
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                        316                     na
  Less treasury stock at cost
    50,925 shares;                    270                    270

         NET SHAREHOLDERS' EQUITY _______                _______
           (Note 3)               $10,111                 $9,898

TOTAL LIABILITIES AND SHARE-      _______                _______
  HOLDERS' EQUITY                 $11,639                $11,026
                                  =======                =======

Note: (a) The balance sheet at November 25, 1994, has been derived from the audited financial statements at that date.

      (b) The Company adopted Statement of Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective November 26, 1994.

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                       For the               For the
                                 Third Quarter Ended     Nine Months Ended
                                 ____________________   ____________________
                                  August      August     August      August
                                 25, 1995    26, 1994   25, 1995    26, 1994
Net Sales                         $3,872      $4,090     $9,447     $10,745

Cost and operating expenses:

  Cost of sales                    2,587       2,571      6,282       7,122
  Selling and administrative
    expenses                       1,130       1,070      3,233       3,195
                                  _______     _______    _______     _______
Operating income (loss)              156         449        (68)        428

Other income                          65        (261)       260         (97)
                                  _______     _______    _______     _______
Income before income taxes           221         188        192         332

Income taxes                          88          73         72         125
                                  _______     _______    _______     _______
Net income                          $133        $115       $120        $207
                                  =======     =======    =======     =======
Per Common Share:

  Net income                       $0.09       $0.08      $0.08       $0.14

  Dividends declared                0.05        0.05       0.15        0.15

Average number of common shares
  outstanding                  1,482,117   1,482,117  1,482,117   1,480,025

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
          For Nine Months Ended August 25, 1995 and August 26, 1994
                            (In thousands)
                                   1995                  1994
Cash flows from operating
  activities:

  Net cash provided (used) by
    operating activities          $ (311)                $(654)

Cash flows from investing
  activities:

  Proceeds from sale of assets         0                     0

  Capital expenditures               (12)                  (24)
                                  _______               _______
    Net cash provided (used) by
      investing activities           (12)                  (24)

Cash flows from financing activities:

  Dividends paid                    (222)                 (222)

  Purchase of treasury stock           0                    21

    Net cash provided (used) by   _______               _______
      financing activities          (222)                 (202)

    Net increase (decrease) in    _______               _______
      cash and cash equivalents     (546)                 (880)

Cash and cash equivalent at
  beginning of period              1,308                 1,514

Cash and cash equivalent at       _______               _______
  end of period                      762                   634
                                  =======               =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $0                    $0

    Income taxes                     117                   118

                        PENOBSCOT SHOE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of August 25, 1995, the statements of income for the third quarter and nine-month periods ended August 25, 1995 and August 26, 1994, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at August 25, 1995 and for the other periods presented. The results of operations for the period ended August 25, 1995 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            8/25/95   11/25/94    8/26/94
FIFO Cost:
    finished shoes           $4,079     $2,825     $4,116
    shoes in process             72         35         22
    raw materials               310        302        558
                             _______    _______    _______
                             $4,461     $3,162     $4,696
Excess of FIFO cost over
LIFO inventory value           (930)      (693)      (973)
                             _______    _______    _______
                             $3,532     $2,469     $3,723
                             =======    =======    =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the nine months ended August 25, 1995, shareholders' equity changed due to the net income of $120,000, dividends declared of $222,000 and an increase of $316,000 resulting from the inclusion of a net unrealized gain on available-for-sale securities held by the Company. Effective November 26, 1994, the Company adopted Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", necessitating the inclusion of this net unrealized gain on the balance sheet.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Liquidity and Capital Resources:

     At August 25, 1995, Penobscot Shoe Company had working capital of approximately $10,078,000 versus approximately $9,568,000 at November 25, 1994, an increase of $510,000. The ratio of current assets to current liabilities at August 25, 1995, was 9.5 to 1, compared to 10.6 to 1, at November 25, 1994.

     The statement of cash flows for the nine months ended August 25, 1995, shows a decrease of $546,000 in cash and cash equivalents since November 25, 1994. The Company's operations used $311,000 since November 25,
1994, primarily due to seasonal fluctuations in inventory. The Company's quarterly dividend amounted to a use of $222,000 during the period and capital expenditures for equipment amounted to a further use of $12,000 during the period.

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

Results of Operations:

     Net sales for the third quarter ended August 25, 1995 were $3,872,000, down 5% from $4,090,000 in the same quarter last year. Net income for the current quarter was $133,000, or $.09 per share, up from $115,000, or $.08 per share, a year ago.

     For the nine months year-to-date net sales were $9,447,000, down 12% from $10,745,000 in 1994. Net income for the current year-to-date period was $120,000, or $.08 per share, compared to $207,000, or $.14 per share, last year.

     Last year's third quarter earnings were significantly reduced by provision for a non-recurring after-tax charge of $170,000 related to the settlement of litigation. Earnings for the 1994 quarter were $.19 per share before this non-recurring event, compared to the current quarter's reported earnings of $.09 per share.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS


Results of Operations: (continued)

     The 5% drop in net sales in the third quarter compared to last year was due to fewer pairs of footwear shipped in the quarter. This volume reduction was reflective of the continuing weakness in the retail environment.

     Cost of sales was 67% of net sales in the third quarter compared to 63% a year ago resulting in gross profit margins of 33% and 37% in the 1995 and 1994 quarters, respectively. The lower gross margin was a result of timing and largely offset the comparatively higher margins reported in the second quarter. The increase in overhead expenses versus a year ago reflects increased investment in selling and marketing efforts.

     Other income (expense) in the third quarter of 1995 was $65,000, pre-tax, compared to ($261,000), pre-tax, a year ago. Last year's expense was due the non-recurring charge mentioned earlier in this analysis.

     As reported last quarter, the weakness in the retail marketplace will continue to stress the Company's margins for the balance of fiscal 1995 compared to last year.

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




                                         Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date: October 4, 1995                          Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date: October 4, 1995                          David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration