Form 10-K/A
period 1994-11-25
PENOBSCOT SHOE CO
filed 1996-01-10
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10K/A

                          ANNUAL REPORT
               Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

For the Fiscal Year Ended November 25, 1994

Commission File No. 1-5548-1

Purpose: To amend in its entirety Part III which incorporates by reference the filing of the Company's definitive proxy statement dated February 27, 1995.

                     PENOBSCOT SHOE COMPANY
     (Exact name of registrant as specified in its charter)

A Maine Corporation                                        01-0139580
(State of Incorporation)                                  (IRS Employer Id. No.)

          450 North Main Street, Old Town, Maine 04468
            (Address of principal executive offices)

                          207-827-4431
                      (Registrant's Phone)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class           Name of exchange on which registered

   Common $1.00 Par Value        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $1.00
                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

     On February 10, 1995, there were 1,482,117 shares of the registrant's common stock, $1.00 par value, outstanding. The aggregate market value of the 680,391 share of stock held by all non-affiliates of the registrant, based on the closing price of the stock on the American Stock Exchange on that date, was $3,231,857.

                         Documents Incorporated By Reference

Incorporated Documents                                  Form 10-K Reference

Annual Report to Stockholders                               Parts II, IV
  for the fiscal year ended
  November 25, 1994

Proxy Statement dated                                       Part III
  February 27, 1995

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors and Directorships

Reference is made to the information set forth in the Company's definitive Proxy Statement which was filed with the Securities and Exchange Commission on or about January 2, 1996.

     Identification of Executive Officers

This information is set forth in Part I, Item 1(c) of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information set forth in the Company's definitive Proxy Statement which was filed with the Securities and Exchange Commission on or about January 2, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Reference is made to the information set forth in the Company's definitive Proxy Statement which was filed with the Securities and Exchange Commission on or about January 2, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PENOBSCOT SHOE COMPANY


                                          Paul Hansen
                                     __________________________________
                                     By:  Paul Hansen
                                          President and
                                          Chief Executive Officer


                                          David L. Keane
                                     __________________________________
                                     By:  David L. Keane
                                          Vice President/Finance and
                                          Administration