Form 10-K
period 1995-11-24
PENOBSCOT SHOE CO
filed 1996-02-22
CIK 77326

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended November 24, 1995

Commission File No. 1-5548-1

PENOBSCOT SHOE COMPANY
(Exact name of registrant as specified in its charter)

A Maine Corporation
State of Incorporation

01-0139580
IRS Employer Id. No.

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___ No_____

   On February 9, 1996, there were 1,482,117 shares of the registrant's common stock, $1.00 par value, outstanding. The aggregate market value of the 680,391 shares of stock held by all non-affiliates of the registrant, based on the closing price of the stock on the American Stock Exchange on that date, was $3,146,808.

Documents Incorporated By Reference

Incorporated Documents                     Form - 10K Reference

Annual Report to Stockholders for the      Parts II, IV
    fiscal year ended November 24, 1995

Proxy Statement dated February 29, 1996    Part III

        This report consists of 25 sequentially numbered pages. The indices of exhibits may be found on pages 7 and 10.

                         PART I

ITEM 1.  BUSINESS

     a)  The Registrant's Products and Services

     The Registrant, Penobscot Shoe Company (herein referred to as the "Company"), was incorporated in 1935, and has been engaged in the manufacture, importing and sale of branded footwear to retailers. Its principal products today are women's casual, sport and leisure footwear, including boots and sandals, selling in the moderate price range.

     In 1995, all of the Company's sales were made under the exclusive brand name, TROTTERS, to approximately 1,650 locations.

      To achieve these sales, the Company employs a national sales force which is compensated on a commission basis. The efforts of this sales force and the identity and value of the Company's principal trademark, TROTTERS, are supported by trade advertising on a national basis, cooperative advertising programs and promotional assistance to retailers.

    The Company is continually seeking new customers, but, since it does not have long-term contracts with its customers, there can be no assurance that its business will be constant or grow. On February 2, 1996, the Company had orders in-house of approximately $4,776,000, as compared to orders of approximately $5,224,000 one year ago. Changes in backlog do not necessarily indicate sales trends, as in-house orders frequently fluctuate according to customers' inventory plans as well as the Company's ability to deliver.

   Net sales for 1995 decreased 13% from the preceding year. Total pairs of footwear shipped decreased by approximately 18% from 1994. The impact of this volume decrease was partially offset by a 6% increase in the average selling price per pair. Most of this increase in average selling price per pair was a result of the product mix rather than price increases.

   Retail sales of footwear were weak for most of 1995 as consumers remained cautious and retail traffic was light. This was particularly true of independent retailers, which have traditionally made up the largest segment of Trotters distribution. Despite this extremely difficult marketplace, Trotters expanded its presence in a significant retail channel, department stores.

    Management expects the poor retail environment to continue during 1996. Management is placing increased emphasis on product development and marketing to enhance our brand presence in 1996 and beyond.

  The Company operates a manufacturing facility in Old Town, Maine, where 27% of the Company's products were assembled in 1995 using components, including uppers, procured from outside sources. The balance of the Company's products are purchased as finished footwear from overseas sources. The emphasis on sourcing components and finished footwear from outside has helped the Company to maintain its price competitiveness and quality control.

                         PART I

      The Company had approximately 78 employees on November 24, 1995, while the number of employees at November 25, 1994 was 81.

     The Company's sole line of business is the manufacture, importing and sale of footwear, as described above.

      (b)  Material Factors Affecting the Company's Business.

          (1)  Competition
       There are many well-managed, well-financed competitors supplying moderately-priced footwear to the market served by the Company. Pricing continues to be a major area of competition inasmuch as imports constitute a sizable majority of all footwear sold in the American market. Other important areas of competition include quality, fashion, the reliability and timeliness of delivery, and the provision of in-stock service in a range of sizes and widths. The Company makes a special effort to maintain an inventory of its better selling styles in a large variety of sizes and widths. This allows it to satisfy retailers' needs more efficiently and more quickly than can some of its competitors. The Company believes that it is recognized as one of the leaders in the industry in its ability to provide this service, known as open-stock reorder availability.

          (2)  Seasonality

          The Company's business is characterized by two major selling seasons, one for the Fall retail season and the other for the Spring retail season. Sales for the Fall season generally account for slightly more than half of a year's sales, while the Spring sales account for the balance. Although a portion of the Company's products are not manufactured or imported until orders for them have been received, the Company manufactures and imports a certain amount of its basic and more traditional styles ahead of the receipt of orders. This is necessary in order to mitigate the effect of the seasonality of its order pattern and to offset the current trend whereby incoming orders are concentrated in a shorter period of time and closer to the retail selling season. In addition, the Company manufactures and imports for in-stock inventories those shoes projected to be best sellers, in order to provide the service referred to previously. The risk involved with the early production or purchase of the Company's product is the potential for surplus inventory if the selling patterns do not materialize as forecast. The resulting surplus inventory must be sold at reduced margins with a corresponding negative impact on earnings. Considerable effort has been devoted to minimizing this risk through improved forecasting techniques and sound inventory management. The Company finances the normal buildup of its finished goods inventory by the use of available liquid working capital.

                         PART I

          (3)  Source and Availability of Raw Materials

           Nearly all of the raw materials used by the Company in manufacturing its footwear are purchased from, or available from, a number of sources, both domestic and foreign. The Company purchases from foreign sources in U.S. dollars eliminating any currency risks.

     (c)  Executive Officers of the Registrant

   The following is a list of the Company's executive officers, their ages, positions and offices, as of November 24, 1995:

  Name           Age             Position presently held and period of service
Paul Hansen       55              President and Chief Executive Officer since
                                  1994, Chief Operating Officer from 1988
                                  to 1993, Treasurer from 1986 to 1994 and
                                  Executive Vice President from 1981-1988.
                                  Employed by the Company since 1966.

Wilhelm Pfander   58              Vice President since 1977.
                                  Employed by the Company since 1963.

John R. French    51              Vice President since 1978.
                                  Employed by the Company since 1970.

David L. Keane    43              Vice President since 1987, Treasurer since
                                  1994.  Employed by the Company since 1985.

William Hoskins   54              Vice President since 1994.  Employed by the
                                  Company since 1993.

Gerald E. Rudman  67              Clerk since 1969, Director since 1975.
                                  Company General Counsel.

                         PART I


ITEM 2.  PROPERTIES

   The Company owns two buildings in Old Town, Maine, which is approximately 15 miles from Bangor, Maine. Both of the buildings in Old Town are made of steel, brick and concrete construction. One is used for manufacturing and contains approximately 69,000 square feet. The other, which is used for the Company's executive offices and warehousing, contains approximately 74,500 square feet.

      Both buildings are in good condition and have suitable transportation facilities. On the basis of one shift per day, five days per week, the Company has been operating below capacity.


ITEM 3.  LEGAL PROCEEDINGS

    In September 1987, the Company and numerous other parties entered into two Administrative Orders by Consent issued by the U.S. Environmental Protection Agency and the Maine Department of Environmental Protection, regarding the removal of hazardous wastes from two locations in Maine. The Company initially established a loss contingency of $75,000 to cover anticipated liabilities in these two proceedings. The amount of this accrual was determined based on several factors which were known at that time.
These factors included the EPA apportionment percentage applicable to Penobscot Shoe Company, the volume and type of materials contributed to the sites by the Company, and the estimated costs for remedial actions at the sites. Additionally, costs of cleanup were estimated utilizing available past experience of other companies and sites. The loss contingency was charged against earnings during fiscal 1987. Costs totaling $13,000 have been incurred to date and a reserve of $62,000 remains in place.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

   No matter was submitted to a vote of the Company's security holders during the last quarter of the Company's fiscal year.


                         PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Reference is made to the information set forth on page 25 of the Company's annual report to stockholders for the fiscal year ended November 24, 1995 ("1995 Annual Report"), filed herewith as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

  Reference is made to the Selected Financial Data set forth on page 23 of the Company's 1995 Annual Report filed herewith as Exhibit 13.

                         PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on page 24 of the Company's 1995 Annual Report, filed herewith as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA
      Incorporated by reference from the financial statements of the Company included in the 1995 Annual Report, filed herewith as Exhibit 13.
See Index to Financial Statements and Schedules set forth in response to Part IV, Item 14 of this Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     Not applicable


                        PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

      Identification of Directors and Directorships

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 29, 1996.

Identification of Executive Officers

This information is set forth in Part I, Item 1 (c) of this report.

ITEM 11.  EXECUTIVE COMPENSATION
Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 29, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 29, 1996.

                       PART III


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     Not applicable
                        PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  1. and 2.  Financial Statements and Financial Statement Schedules:

       Incorporated by reference to the financial statements of the Company included in the 1995 Annual Report filed herewith as Exhibit 13.
See the Index to Financial Statements and Schedules included with the Additional Financial Statements and Schedules filed with this Annual Report.

(a)  3.  Exhibits:

     The index on page 13, directly preceding the exhibits, lists all of the exhibits either filed as a part of this annual report or incorporated herein by reference.

(b)  Reports on Form 8-K:

     None
                           7

                       SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                PENOBSCOT SHOE COMPANY









                          Paul Hansen
                     By:  Paul Hansen
                          President and
                          Chief Executive Officer





                           David L. Keane
                      By:  David L. Keane
                           Vice President/Finance and Administration



Date:  February 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed by the following persons on behalf of the

Registrant and in the capacities and on the dates indicated:






 Irving Kagan            Date      Gerald E. Rudman            Date
 Director                          Director




 Paul Hansen             Date
 Director

PENOBSCOT SHOE COMPANY
FINANCIAL STATEMENTS
FORM 10K, PART IV, ITEM 14 (a)1 AND (a)2

YEAR ENDED NOVEMBER 24, 1995


                            9
<PAGE >

PENOBSCOT SHOE COMPANY


FINANCIAL STATEMENTS
FORM 10K, PART IV, ITEM 14 (a)1 AND (a)2


(a)  1.  Financial Statements

     The report of independent certified public accountants and the following financial statements of the registrant included in the Annual Report of the registrant to its stockholders for the year ended November 24, 1995, are incorporated herein by reference:

      Balance sheets at November 24, 1995 and November 25, 1994 Statements of income for the years ended November 24, 1995,
           November 25, 1994, and November 26, 1993
      Statements of shareholders' equity for the years ended November
           24, 1995, November 25, 1994 and November 26, 1993
      Statements of cash flows for the years ended November 24, 1995,
           November 25, 1994, and November 26, 1993
      Notes to financial statements

     2.  Financial Statement Schedules

        Report of independent certified public accountants
        Schedule II - Valuation and qualifying accounts and reserves

   Other schedules have been omitted because they are either not required, not applicable, or the information is given in the Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Penobscot Shoe Company
Old Town, Maine


     The audits referred to in our report dated January 12, 1996, relating to the financial statements of Penobscot Shoe Company which is incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended November 24, 1995, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

     In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.



Boston, Massachusetts
January 12, 1996                   BDO Seidman, LLP

PENOBSCOT SHOE COMPANY
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
     AND RESERVES
     (In Thousands)

                                                Column C
      Column A                  Column B       Additions          Column D    Column E
                                                      Charged to
                                Balance at  Charged to   other    Deductions  Balance
                                beginning   costs and   accounts               at end
                                of  period   expenses  -describe  -describe   of period
Deducted from Assets to
Which they Apply:

For the Year Ended November 24, 1995
Reserve for Doubtful Accounts    $315        $67                    $47(a)    $335
Reserve for Cash Discounts         26         (4)                               22
Reserve for Returns & Allowances  145        (34)                              111

                                 $486        $29       $0           $47       $468

For the Year Ended November 25, 1994
Reserve for Doubtful Accounts    $348        $44                    $77 (a)   $315
Reserve for Cash Discounts         37        (11)                               26
Reserve for Returns & Allowances  154         (9)                              145

                                 $539        $24       $0           $77       $486

For the Year Ended November 26, 1993
Reserve for Doubtful Accounts    $260       $163                    $75 (a)   $348
Reserve for Cash Discounts         29          8                                37
Reserve for Returns & Allowances  138         16                               154

                                 $427       $187       $0           $75       $539

Note (a) - Accounts written off net of recoveries.

                       Index to Exhibits

 3(a) Articles of Incorporation and by-laws of the Registrant, filed with the Commission in 1965 as Exhibit 3(a) to the Registrant's Form S-1 Registration Statement (Registration No. 2-23907) are incorporated herein by reference.

13     Annual Report to Stockholders for the fiscal year ended
        November 24, 1995.