Form 10-K/A
period 1994-11-25
PENOBSCOT SHOE CO
filed 1996-03-14
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10K/A

                          ANNUAL REPORT
               Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

For the Fiscal Year Ended November 25, 1994

Commission File No. 1-5548-1

Purpose: To amend in its entirety Part III by removing the incorporation by reference and including directly the required information from the Company's definitive proxy statement dated February 27, 1995.

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

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors and Directorships


										                                                                  Shares owned
								                              	                            First	   Beneficially
			             	      Employment for				                          Became	  and of record on
Name	      	      Age 	Past Five Years			                       	  Director February 8, 1996
Irving Kagan        66   Chairman of the Board of Directors;	       1960		   460,499
                 		    		previously Chief Executive Officer
Francis J. Guthrie  57  	Senior Vice President of Corporate   	     1984		     1,000
                    		 		Marketing and Communications, Fortis Inc.
                    			 	(health and life insurance and financial
                    				 services); previously, President and Chief
	                    		 	Executive Officer, The Guthrie Group
Paul Hansen		       54  	President, Chief Executive Officer; 	      1989	  	     800
                     				previously Chief Operating Officer and
                     				Treasurer
James L. Moody, Jr. 63	  Chairman of the Board, Hannaford Bros. 	   1971		       500
                     				Co. (wholesale and retail distributor of
                     				groceries); Director, UNUM Corporation
                         (insurance)
John I. Riddle	     57  	Retail Real Estate and Shopping Center 	   1989		     1,000
                     				Developer; previously, President,
                     				Sturbridge Yankee Workshop, Inc. (retail
                     				firm)
Gerald E. Rudman    66   Clerk of Company, Senior Partner, Rudman	  1975		     7,000
                     				& Winchell (law firm)
David L. Keane	     42  	Vice President of Finance and Admin-  	     _		         500
                     				istration and Treasurer
All directors and				                			   	                    	            471,454
officers as a group						  	   	                                       32% of shares
(9 persons)							    	  	                                            (outstanding)

Identification of Executive Officers

This information is set forth in Part I, Item 1(c) of this report.

MEETINGS OF THE BOARD OF DIRECTORS AND OF ITS COMMITTEES

	During the year ended November 25, 1994, the Board of Directors held a total of four meetings.

	The chairman of the Board of Directors appoints an audit committee, a compensation committee, and a nominating committee after the annual meeting. Messrs. Moody, Guthrie, Rudman, and Riddle constituted the Board's audit committee for the past fiscal year. This committee reviews with the Company's independent certified public accountants the scope of their audit work, the results of the audit, and the examination of the Company's internal accounting and control procedures. During the year ended November 25, 1994, the audit committee held one meeting.

	Messrs. Kagan, Rudman, Moody, Hansen, Riddle, and Guthrie constituted the Board's compensation committee for the past fiscal year. This committee reviews, recommends and approves the Company's compensation policies and practices, including the level of compensation of officers of the Company, and makes recommendations concerning compensation of directors. During the year ended November 25, 1994, the compensation committee held two meetings.

	Messrs. Kagan, Guthrie, Moody, Rudman, Hansen, and Riddle are members of the nominating committee. This committee identifies, reviews and recommends individuals to fill Board vacancies. One meeting was held during the year ended November 25, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF, AND TRANSACTIONS WITH, DIRECTORS,
	 OFFICERS AND OTHERS

	The following table sets forth all direct compensation paid by the Company during the year ended November 25, 1994, to the highest-paid officers and directors whose aggregate direct compensation exceeded $100,000.

Summary Compensation Table
                                             												   								        	Long Term
					                                           Annual Compensation		        Compensation
						                                                         	Other
					                                                         		Annual
Name and			                                     	Salary	        Compensation	  Options
Principal Position		                       Year	  ($)           ($)		            (#)
Paul Hansen			                              1994   148,317 	    	5,116      	  	       -
  President and Chief Executive            	1993  	129,958      	5,182    			          -
     Officer (Became Chief 		               1992   135,048       5,188            10,000  -
     Executive Officer on
      January 1, 1994)


William Hoskins	                          		1994  	103,847	     	  101                 -
  Vice President - Sales		                  1993    76,250         101		           5,000
                                        				1992       * 	           -                 -


Wilhelm Pfander                          			1994	  102,547         180		               -
  Vice President - Manufacturing           	1993  	 97,920   	  	  180      			        -
                                        				1992	  101,331	     	  180		      	    6,000


	*Mr. Hoskins was employed by the Company starting on February 15, 1993. He became Vice President - Sales on April 1, 1994.

	Upon the death of any employee who has served the Company for at least 15 years and has been an officer and/or director of the Company and/or any subsidiary for at least two years, the Company will pay the sum of $5,000 and one year's salary to the employee's widow and minor children.
Mr. Hansen, Mr. Pfander, and John R. French, Vice President, Management Information Systems, currently qualify for these benefits.

	Mr. Kagan, Chairman of the Board of Directors, retired as Chief Executive Officer of the Company on December 31, 1993. On November
26, 1993, the Board of Directors voted to provide him a supplemental retirement benefit of $20,000 per year. During 1994, Mr. Kagan received payments totalling $20,000 as a result of this supplemental retirement benefit.

	The compensation for each outside director in fiscal 1995 consisted of an annual retainer of $7,500, and a payment of $500 for each meeting attended. In addition, the Chairman of the Board receives an annual retainer of $20,000. Director compensation for fiscal 1996 is expected to continue at this rate.

CONTRIBUTORY RETIREMENT PLAN

	Since 1981, Penobscot Shoe Company has had a contributory retirement plan covering substantially all employees. This is a defined benefit plan and the amount of the Company's contribution with respect to specified persons cannot be readily calculated by the actuaries of the plan. The annual retirement benefits for each pension plan year of future service are determined as .85% of annual earnings which are not in excess of $16,200, and 1.5% of any excess of annual earnings over $16,200. Past service (prior to January 1, 1988) benefits are determined for each year of credited past service as .65% of average earnings of the three years ended January 1, 1988 up to $16,200 and 1.5% of the average over $16,200.

	All employees who are enrolled as members of the pension plan contribute in each plan year .5% of their annual earnings up to $16,200, and 2.5% of their annual earnings in excess of $16,200. The following table shows the annual pension benefit payable to employees, including officers, retiring at age 65 using a constant salary. The table includes past and future service as follows: for 15 years service, 10 years of past service and 5 years of future service; for 25 years service, 20 and 5 respectively; for 30 years service, 25 and 5 respectively; for 35 years service, 30 and 5; for 45 years service, 40 and 5.

Approximate Annual Pension Upon Retirement at Age 65

            	15 Years 	25 Years	 30 Years 	35 Years 	45 Years
Compensation	Service	 	Service		 Service	  Service 		Service
$ 25,000    	$  3,948		$  6,321		$  7,508		$  8,694		$  11,067
  50,000 	      9,573		  15,696		  18,758		  21,819	    27,942
  75,000	      15,198		  25,071		  30,008		  34,944	    44,817
 100,000       20,823    34,446		  41,258		  48,069		   61,692
 125,000       26,448 	  43,821 	  52,508 	  61,194     78,567
 150,000	      32,073		  53,196		  63,758		  74,319	    95,442


	For the highest paid officers and directors, years of credited service for pension plan purposes and the amount of compensation for the fiscal year on which the pension benefit calculations were based are as follows:

                        			     Years of			    Compensation
Name of Individual    	     Credited Service	  Covered

Paul Hansen	                   		28    			    $ 148,317
William Hoskins			                2		           103,847
Wilhelm Pfander			               32		           102,547

1991 STOCK OPTION PLAN

	The Company's 1991 Stock Option Plan (the "Plan") was adopted by the Board of Directors on December 20, 1990 and approved by the Company's stockholders at the 1991 annual meeting. The Plan provides that options for the purchase of up to 75,000 shares of Common Stock may be granted, of which
 33,000 shares remained available at December 1, 1994. The Plan is intended to promote the growth and profitability of the Company by providing key employees with additional incentive to achieve the Company's objectives and to enable the Company to attract and retain key employees of outstanding ability.

	The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"), which has the authority to designate the key employees eligible to participate, to prescribe the number of shares and other terms of awards, to interpret the Plan and to make rules and regulations and all other determinations for administering the Plan. None of the Directors constituting the Committee is eligible to receive any stock options pursuant to the Plan.

	The exercise price of all options granted by the Committee will not be less than 100% of the fair market value of the Common Stock on the date the option is granted. All options granted under the Plan must expire ten years after the date they were granted unless provision is made for an earlier expiration. No option may be granted later than ten years following the date the Plan was approved by the Board of Directors. The full purchase price for shares acquired upon the exercise of an option must be paid in cash, Common Stock, or the promissory note of the participant containing such terms as the Committee shall specify, or a combination thereof, as the Committee may determine.

	If the optionee ceases to serve the Company for reasons other than death or total and permanent disability, the optionee may exercise his or her option for a period equal to the earlier to occur of the end of such exercise right as set forth in the option, or three months following such termination, to the extent the option was exercisable prior to termination. Except as so exercised, the option expires at the end of such three month period. If the optionee, while in the service of the Company, dies or becomes permanently and totally disabled at any time while he or she is entitled to exercise an option, the optionee or his or her executor, administrator, heir or legatee may exercise the option in full at any time up to one year following the date of such termination or the end of the tenth year following the grant of the option, if earlier. Options may be granted on terms different from those set forth in the Plan in substitution for options held by employees of other companies who become employees of the Company or a subsidiary as a result of a merger or other acquisition transaction.

	Options may not be transferred by an optionee otherwise than by will or by the laws of descent and distribution and during the optionee's lifetime can be exercised only by the optionee.

	In the event that there is a change of control of the Company, as defined in the Plan, each option held pursuant to the Plan will become fully exercisable. In the event of a stock dividend, stock split, recapitalization or other change in the Company's capital stock, the number and kind of shares of stock or other securities subject to an option granted hereunder, and the maximum number of shares or other securities available under the Plan, the purchase price, and other relevant provisions, may be appropriately adjusted by the Committee. The Committee may also make such adjustments in the event of a material change in accounting principles or practices, a consolidation or merger where the Company survives, a sale or acquisition of significant amounts of stock or other property, or the occurrence of any other event, if determined by the Committee to warrant such an adjustment to avoid distortion of the Plan.

	Subject to the provision dealing with changes in control, if the Company is involved in a merger or consolidation in which it is not the surviving corporation, or the Company's shares are converted into, or exchanged for, the shares of another corporation, or into or for other consideration, all options granted hereunder shall terminate upon such event. However, if such an event occurs, the Committee shall cause replacement options to be granted or make all outstanding options exercisable in full for a period of twenty days prior to such event.

	The Committee may amend the Plan and any option granted thereunder, provided that, without the approval of the Stockholders of the Company, no amendment may (except in the event of stock dividends, stock splits, certain mergers, spin-offs, and similar events, as herein provided) increase the maximum number of shares available under the Plan, the designation of those eligible to participate in the Plan, reduce the minimum option price of future options, or extend the time within which options may be granted. No amendment may adversely affect the rights of any optionee without his or her consent.

	All grants of options under the Plan or their exercise shall be in accordance with applicable federal and state laws and regulations, and the Company may impose such conditions and requirements as it deems necessary or desirable to assure such compliance.

	The Plan is not intended to qualify for incentive stock option tax treatment under the Internal Revenue Code.

	During 1994, Mr. Hoskins, Vice President-Sales, was granted an option to purchase 5,000 shares at an exercise price of $5.00 per share, the market value of such shares at the time of the grant, exercisable over a ten-year period. No additional options were granted during fiscal 1994.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values November 25, 1994

 	               Shares       Value        Number of Unexercised        Value of Unexercised
  	           Acquired on   Realized  Options on November 24, 1995  Options on November 24, 1995
Name           Exercise(#)     ($)    Exercisable    Unexercisable   Exercisable  Unexercisable
Paul Hansen	      ____	       ____	    10,000        	    	0	           $16,250		      0
Wilhelm Pfander	  ____	       ____	     6,000	 	           0	             9,750	       0
William Hoskins	  ____	       ____	     5,000	            	0	                 0		      0
David L. Keane	   ____	       ____	     5,000		            0 	            8,125		      0
John R. French 	   200   	    $375      3,800            		0	             6,175		      0



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

 PRINCIPAL STOCKHOLDERS

	Security ownership of certain beneficial owners

 			               	Number of Shares	   % of Total
				                Beneficially	       Outstanding Shares
				                Owned on		          Owned on
Name				            February 7, 1995    February 7, 1995

Irving Kagan		   	       460,499(a)         		31.1
Mildred K. Striar			     330,272(a)         		22.3
Joseph R. Nerges		 	      85,850           	   5.8
Leon H. Fischman		        79,277	           	  5.3

	TOTAL			                870,048            		64.5

	(a) Subject to an agreement between Mr. Kagan and Mrs. Striar granting each a right of first refusal and certain rights of participation with respect to the shares of the other.

	The company knows of no other person owning beneficially more than 5% of the Company's Common Stock.

              Security ownership of management

This information is set forth in Part III, Item 10 of this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PENOBSCOT SHOE COMPANY



                                     __________________________________
                                     By:  Paul Hansen
                                          President and
                                          Chief Executive Officer



                                     __________________________________
                                     By:  David L. Keane
                                          Vice President/Finance and
                                          Administration