Form 10-Q
period 1996-02-23
PENOBSCOT SHOE CO
filed 1996-04-04
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 23, 1996

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

Common stock of 1,482,117 shares, $1 par value, was outstanding at February 23, 1996

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                              February 23, 1996      November 24, 1995
                                (Unaudited)            (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents          $  962                 $1,301
  Marketable Securities             3,273                  3,271
  Refundable income taxes              -                       -
  Accounts receivable               3,773                  3,492
  Inventories (Note 2)              3,289                  3,054
  Other current assets                382                    341
                                  _______                _______
        TOTAL CURRENT ASSETS      $11,678                $11,459

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                        $1,412                 $1,413
  All Other                         1,627                  1,617
  Less accumulated depreciation
    and amortization                2,687                  2,660
                                  _______                _______
        NET PROPERTY AND EQUIPMENT   $352                   $369
                                  _______                _______
  TOTAL ASSETS                    $12,030                $11,828
                                  =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $824                   $791
  Other current liabilities           557                    496
                                  _______                _______
        TOTAL CURRENT LIABILITIES  $1,381                 $1,287

DEFERRED INCOME TAXES                $146                   $146

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042               $1,533                 $1,533
  Capital in excess of par value    1,109                  1,109
  Retained earnings                 7,817                  7,667
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                        313                    356
  Less treasury stock at cost
    50,925 shares;                    270                    270

         NET SHAREHOLDERS' EQUITY _______                _______
           (Note 3)               $10,502                $10,395

TOTAL LIABILITIES AND SHARE-      _______                _______
  HOLDERS' EQUITY                 $12,030                $11,828
                                  =======                =======

Note: (a) The balance sheet at November 24, 1995, has been derived from the audited financial statements at that date.

      (b) The Company adopted Statement of Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective November 26, 1994.

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                                             For the
                                                        Three Months Ended
                                                     February        February
                                                     23, 1996       24, 1995
Net Sales                                              $4,225          $3,120

Cost and operating expenses:

  Cost of sales                                         2,840           2,066
  Selling and administrative
    expenses                                            1,150           1,085
                                                       _______        _______
Operating income (loss)                                   235             (32)

Other income                                              138              53
                                                       _______        _______
Income before income taxes                                373              21

Income taxes                                              149               7
                                                        _______       _______
Net income                                               $224            $ 14
                                                        =======       =======
Per Common Share:

  Net income                                            $0.15          $0.01

  Dividends                                              0.05           0.05

Average number of common shares
  outstanding                                        1,482,117      1,482,117

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
          For Three Months Ended February 23, 1996 and February 24, 1995
                            (In thousands)
                                   1996                 1995
Cash flows from operating
  activities:

  Net cash provided (used) by
    operating activities          $ (255)               $1,181
Cash flows from investing
  activities:

  Proceeds from sale of assets         0                     0

  Capital expenditures               (10)                   (3)
                                  _______               _______
    Net cash provided (used) by
      investing activities           (10)                   (3)

Cash flows from financing activities:

  Dividends paid                     (74)                  (74)

  Purchase of treasury stock           0                    0

    Net cash provided (used) by   _______               _______
      financing activities           (74)                  (74)

    Net increase (decrease) in    _______               _______
      cash and cash equivalents     (339)                1,103

Cash and cash equivalent at
  beginning of period              1,301                 1,308

Cash and cash equivalent at       _______               _______
  end of period                    $ 962               $ 2,411
                                  =======               =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $0                    $0

    Income taxes                     119                    16

                        PENOBSCOT SHOE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of February 23, 1996, the statements of income for the first quarter ended February 23, 1996 and February 24, 1995, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at February 23, 1996 and for the other periods presented. The results of operations for the period ended February 23, 1996 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            2/23/96     11/24/95      2/24/95
FIFO Cost:
    finished shoes           $3,809       $3,355       $3,345
    shoes in process             40           22           32
    raw materials               205          232          382
                             _______     _______      _______
                             $4,054       $3,609       $3,759
Excess of FIFO cost over
LIFO inventory value           (765)        (555)        (980)
                             _______     _______      _______
                             $3,289       $3,054       $2,779
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the three months ended February 23, 1996, shareholders' equity changed due to the net income of $224,000, dividends declared of $74,000 and a decrease of $43,000 resulting from a decrease in the net unrealized gain on available-for-sale securities held by the Company. Effective November 26, 1994, the Company adopted Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", necessitating the inclusion of this net unrealized gain on the balance sheet.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Liquidity and Capital Resources:

     At February 23, 1996, Penobscot Shoe Company had working capital of approximately $10,297,000 versus approximately $10,172,000 at November
24, 1995, an increase of $125,000. The ratio of current assets to current liabilities at February 23, 1996, was 8.5 to 1, compared to 8.9 to 1, at November 24, 1995.

     The statement of cash flows for the three months ended February 23, 1996, shows a decrease of $339,000 in cash and cash equivalents since November
24, 1995.  The Company's operations used $255,000 since November 24,
1995, primarily due to seasonal fluctuations in inventory. The Company's quarterly dividend amounted to a use of $74,000 during the period and capital expenditures for equipment amounted to a further use of $10,000 during the period.

     The increases in the Company's inventory, accounts receivable, other current assets and other current liabilities since November 24, 1995, were the result of ordinary fluctuations.

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

Results of Operations:

     Net sales for the first quarter ended February 23, 1996, were $4,225,000, up 35% from $3,120,000 in the same quarter last year. Net income for the current quarter was $224,000, or $.15 per share, compared to $14,000, or $.01 per share, a year ago. The current quarter's net income benefited from gains on the sales of securities which contributed $48,000, or $.03 per share. The first quarter last year had no such gains.

     The increase in net sales in the first quarter resulted from the combination of a strong winter boot season and earlier shipments of some spring merchandise. While the retail environment has recently shown some improvement, the first quarter sales and profit increases should not necessarily be considered indicative of future results.

      Selling and administrative expenses were approximately 6% higher than a year ago. This increase was the result of costs which are variable on sales volume.

      Other income in the first quarter of 1996 was $138,000, pre-tax, compared to $53,000 in the same quarter last year. The current quarter benefited from gains on the sales of securities which totalled $80,000, pre-tax, while the first quarter of last year included no such gains.

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




                                         Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    April 4, 1996                         Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:    April 4, 1996                         David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration