Form 10-Q
period 1996-05-24
PENOBSCOT SHOE CO
filed 1996-06-28
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 24, 1996

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

Common stock of 1,469,917 shares, $1 par value, was outstanding at May 24, 1996

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                              February 23, 1996      November 24, 1995
                                (Unaudited)            (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents          $2,150               $1,301
  Marketable Securities             3,240                3,271
  Refundable income taxes              -                       -
  Accounts receivable               2,218                  3,492
  Inventories (Note 2)              3,121                  3,054
  Other current assets                587                    341
                                  _______                _______
        TOTAL CURRENT ASSETS      $11,316                $11,459

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                        $1,412                 $1,413
  All Other                         1,631                  1,617
  Less accumulated depreciation
    and amortization                2,711                  2,660
                                  _______                _______
        NET PROPERTY AND EQUIPMENT   $333                   $369
                                  _______                _______
  TOTAL ASSETS                    $11,649                $11,828
                                  =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $773                   $791
  Other current liabilities           396                    496
                                  _______                _______
        TOTAL CURRENT LIABILITIES  $1,170                $1,287

DEFERRED INCOME TAXES                $146                   $146

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042               $1,533                 $1,533
  Capital in excess of par value    1,109                  1,109
  Retained earnings                 7,774                  7,667
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                        249                    356
  Less treasury stock at cost
    63,125 and 50,925 shares;        313                    270

         NET SHAREHOLDERS' EQUITY _______                _______
           (Note 3)               $10,333            $10,395

TOTAL LIABILITIES AND SHARE-      _______                _______
  HOLDERS' EQUITY                 $11,649                $11,828
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

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                                                    For the                                 For the
                                                        Second Quarter Ended           Six Months Ended
                                                            May             May                 May               May
                                                        24, 1996       26, 1995           24, 1996        26, 1995
Net Sales                                              $3,024          $2,455              $7,249         $5,575

Cost and operating expenses:

  Cost of sales                                         2,073           1,629               4,913          3,695
  Selling and administrative
    expenses                                            1,034           1,018               2,184          2,104
                                                       _______        _______              _______        _______
Operating income (loss)                                   (83)           (192)                152           (224)

Other income                                              131             142                 269            195
                                                       _______        _______              _______        _______
Income before income taxes                                 48             (50)                421            (29)

Income taxes                                               17             (23)                166            (16)
                                                        _______       _______              _______        _______
Net income                                               $ 31            ($27)               $255           ($13)
                                                        =======       =======              =======        =======

Per Common Share:

  Net income                                            $0.02          ($0.02)              $0.17         ($0.01)

  Dividends                                              0.05           0.05                 0.05           0.05


Average number of common shares
  outstanding                                        1,474,265      1,482,117            1,478,169       1,482,117

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
          For Six Months Ended May 24, 1996 and May 26, 1995
                            (In thousands)
                                   1996                 1995
Cash flows from operating
  activities:

  Net cash provided (used) by
    operating activities         $ 1,074                $1,685
Cash flows from investing
  activities:

  Proceeds from sale of assets         0                     0

  Capital expenditures               (14)                  (10)
                                  _______               _______
    Net cash provided (used) by
      investing activities           (14)                  (10)

Cash flows from financing activities:

  Dividends paid                    (148)                 (148)

  Purchase of treasury stock         (63)                    0

    Net cash provided (used) by   _______               _______
      financing activities          (211)                 (148)

    Net increase (decrease) in    _______               _______
      cash and cash equivalents      849                 1,527

Cash and cash equivalent at
  beginning of period              1,301                 1,308

Cash and cash equivalent at       _______               _______
  end of period                   $2,150               $ 2,637
                                  =======               =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $0                    $0

    Income taxes                     438                   118

                        PENOBSCOT SHOE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of May 24, 1996, the statements of income for the second quarter periods ended May 24, 1996 and May 26, 1995, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at May 24, 1996 and for the other periods presented. The results of operations for the period ended May 24, 1996 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            5/24/96     11/24/95      5/26/95
FIFO Cost:
    finished shoes           $3,630       $3,355       $3,530
    shoes in process              4           22           24
    raw materials               215          232          393
                             _______     _______      _______
                             $3,849       $3,609       $3,947
Excess of FIFO cost over
LIFO inventory value           (728)        (555)        (927)
                             _______     _______      _______
                             $3,121       $3,054       $3,020
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the six months ended May 24, 1996, shareholders' equity changed due to net income of $255,000, dividends declared of $ 148,000 , purchases of treasury stock of $63,000 and a decrease of $107,000 resulting from a decrease in the net unrealized gain on available-for-sale securities held by the Company. Effective November 26, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", necessitating the inclusion of this net unrealized gain on the balance sheet.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Liquidity and Capital Resources:

     At May 24, 1996, Penobscot Shoe Company had working capital of approximately $10,147,000 versus approximately $10,172,000 at November 24, 1995, a decrease of $25,000. The ratio of current assets to current liabilities at May 24, 1996, was 9.7 to 1, compared to 8.9 to 1, at November 24, 1995.

     The statement of cash flows for the six months ended May 24, 1996, shows an increase of $849,000 in cash and cash equivalents since November
24, 1995. The Company's operations provided $1,074,000 since November 24, 1995, primarily due to seasonal fluctuations in accounts receivable. The Company's quarterly dividend amounted to a use of $148,000 during the period, purchases of treasury shares used $63,000 and capital expenditures for equipment amounted to a further use of $14,000 during the period.

     The decreases in the Company's accounts receivable and other current liabilities, and the increase in other current assets since November 24, 1995, were the result of ordinary fluctuations.

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

Results of Operations:

     Net sales for the second quarter ended May 24, 1996, were $3,024,000, up 23% from $2,455,000 in the same quarter last year. Net income for the current quarter was $31,000, or $.02 per share, compared to a net loss of $27,000, or $.01 per share, a year ago.

     For the six months ended May 24, 1996, net sales were $7,249,000, up 30% from $5,575,000 a year ago. Net income for the year-to-date period was $255,000, or $.17 per share, versus a net loss of $13,000, or $.01 per share, incurred last year.

     The significant increase in second quarter net sales compared to last year was the result of both volume and price factors. Most of the sales increase was due to higher volume, fueled primarily by strong reorders of Spring 96 merchandise. Higher average prices accounted for the balance of the total sales increase, primarily due to product mix rather than price increases. Continued growth in the second half will be contingent on sustained strength in the retail environment.

     Cost of sales was 68.5% of net sales in the second quarter compared to 66.3% a year ago resulting in gross profit margins of 31.5% and 33.7% in the 1996 and 1995 quarters, respectively. Last year's quarter benefited from a

Results of Operations Continued:

particularly low level of surplus sales while the current year's surplus sales were at a more normal level. Selling and administrative costs were slightly higher than a year ago due to costs variable on sales.

     Other income in the second quarter of 1996 was $131,000, pre-tax, compared to $142,000 in the same quarter last year. Both the current quarter and last year's second quarter benefited from gains on the sales of securities which totalled approximately $76,000, pre-tax.


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




                                         Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    June 28, 1996                         Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:    June 28, 1996                         David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration