Form 10-Q/A
period 1996-05-24
PENOBSCOT SHOE CO
filed 1996-08-01
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 24, 1996

Commission File No. 1-5548

Purpose:  To amend in its entirety the quarter ended May 24, 1996
          10-Q due to an error in the current year treasury stock reported on the condensed balance sheet table.

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
                              February 23, 1996      November 24, 1995
                                (Unaudited)            (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents          $2,150               $1,301
  Marketable Securities             3,240                3,271
  Refundable income taxes              -                       -
  Accounts receivable               2,218                  3,492
  Inventories (Note 2)              3,121                  3,054
  Other current assets                587                    341
                                  _______                _______
        TOTAL CURRENT ASSETS      $11,316                $11,459

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                        $1,412                 $1,413
  All Other                         1,631                  1,617
  Less accumulated depreciation
    and amortization                2,711                  2,660
                                  _______                _______
        NET PROPERTY AND EQUIPMENT   $333                   $369
                                  _______                _______
  TOTAL ASSETS                    $11,649                $11,828
                                  =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $773                   $791
  Other current liabilities           396                    496
                                  _______                _______
        TOTAL CURRENT LIABILITIES  $1,170                $1,287

DEFERRED INCOME TAXES                $146                   $146

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042               $1,533                 $1,533
  Capital in excess of par value    1,109                  1,109
  Retained earnings                 7,774                  7,667
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                        249                    356
  Less treasury stock at cost
    63,125 and 50,925 shares;        333                    270

         NET SHAREHOLDERS' EQUITY _______                _______
           (Note 3)               $10,333            $10,395

TOTAL LIABILITIES AND SHARE-      _______                _______
  HOLDERS' EQUITY                 $11,649                $11,828
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




                                         Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:   August 1, 1996                        Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:   August 1, 1996                        David L. Keane
                                         ________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration