Form 10-Q
period 1996-08-23
PENOBSCOT SHOE CO
filed 1996-10-07
CIK 77326

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 23, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days. Yes __X__
       No _____
Common stock of 1,459,817 shares, $1 par value, was outstanding at August 23, 1996

                        PENOBSCOT SHOE COMPANY
                       CONDENSED BALANCE SHEET
                            (In thousands)
                                 August 23, 1996      November 24, 1995
                                   (Unaudited)            (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents             $  379               $1,301
  Marketable Securities                3,219                3,271
  Refundable income taxes                  -                    -
  Accounts receivable                  3,157                3,492
  Inventories (Note 2)                 4,118                3,054
  Other current assets                   520                  341
                                     _______              _______
        TOTAL CURRENT ASSETS         $11,393              $11,459

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                           $1,412               $1,413
  All Other                              725                1,617
  Less accumulated depreciation
    and amortization                   1,933                2,660
                                     _______              _______
        NET PROPERTY AND EQUIPMENT      $204                 $369
                                     _______              _______
  TOTAL ASSETS                       $11,598              $11,828
                                     =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                      $609                 $791
  Other current liabilities              458                  496
                                     _______              _______
        TOTAL CURRENT LIABILITIES     $1,067               $1,287

DEFERRED INCOME TAXES                   $146                 $146

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                  $1,533               $1,533
  Capital in excess of par value       1,109                1,109
  Retained earnings                    7,898                7,667
  Add net unrealized gain on available-
    for-sale securities (Note (b))       233                  356
  Less treasury stock at cost
    73,225 and 50,925 shares;            389                  270

         NET SHAREHOLDERS' EQUITY    _______              _______
           (Note 3)                  $10,384              $10,395
TOTAL LIABILITIES AND SHARE-         _______              _______
  HOLDERS' EQUITY                    $11,598              $11,828
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

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                   For the                  For the
                              Third Quarter Ended      Nine Months Ended
                              August       August      August     August
                             23, 1996     25, 1995    23, 1996   25, 1995
Net Sales                     $3,865       $3,872      $11,114    $9,447

Cost and operating expenses:

  Cost of sales                2,697        2,587        7,610          6,282
  Selling and administrative
    expenses                     996        1,130        3,179          3,233
                             _______      _______      _______        _______
Operating income (loss)          172          156          325            (68)

Other income                     154           65          423            260
                             _______      _______      _______        _______
Income before income taxes       327          221          748            192

Income taxes                     131           88          297             72
                             _______      _______      _______        _______
Net income                      $196         $133         $451           $120
                             =======      =======      =======        =======

Per Common Share:

  Net income                   $0.13        $0.09        $0.31          $0.08

  Dividends                     0.05         0.05         0.15           0.15


Average number of common shares
  outstanding               1,461,833    1,482,117    1,472,605      1,482,117

See notes to the condensed financial statements.

                             PENOBSCOT SHOE
                          COMPANY STATEMENT OF
                               CASH FLOWS
        For Nine months Ended August 23, 1996 and August 25, 1995
                            (In thousands)
                                        1996                 1995
Cash flows from operating
  activities:

  Net cash provided (used) by
    operating activities                   $(633)            ($311)
Cash flows from investing
  activities:

  Proceeds from sale of assets                67                 0

  Capital expenditures                       (16)              (12)
                                          _______           _______
Net cash provided (used) by
      investing activities                    51               (12)

Cash flows from financing activities:

  Dividends paid                            (221)             (222)

  Purchase of treasury stock                (119)                0

    Net cash provided (used) by           _______           _______
      financing activities                  (340)             (222)

    Net increase (decrease) in            _______           _______
      cash and cash equivalents             (922)             (546)

Cash and cash equivalent at
  beginning of period                      1,301             1,308

Cash and cash equivalent at               _______           _______
  end of period                           $  379             $ 762
                                          =======           =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                                  $0                $0

    Income taxes                             444               117

                            PENOBSCOT SHOE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of August 23, 1996 the statements of income for the third quarter periods ended August 23, 1996 and August
25, 1995, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at August 23, 1996 and for the other periods presented. The results of operations for the period ended August 23, 1996 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            8/23/96     11/24/95      8/25/95
FIFO Cost:
    finished shoes           $4,815       $3,355       $4,079
    shoes in process              0           22           72
    raw materials                43          232          310
                            _______      _______      _______
                             $4,857       $3,609       $4,461
Excess of FIFO cost over
LIFO inventory value           (739)        (555)        (930)
                            _______      _______      _______
                             $4,118       $3,054       $3,020
                            =======      =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the nine months ended August 23, 1996, shareholders' equity changed due to net income of $451,000, dividends declared of $ 221,000, purchases of treasury stock of $119,000 and a decrease of $123,000 resulting from a decrease in the net unrealized gain on available-for-sale securities held by the Company. Effective November 26, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", necessitating the inclusion of this net unrealized gain on the balance sheet.

                        PENOBSCOT SHOE COMPANY
    MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Liquidity and Capital Resources:

   At August 23, 1996, Penobscot Shoe Company had working capital of approximately $10,326,000 versus approximately $10,172,000 at November 24, 1995, an increase of $154,000. The ratio of current assets to current liabilities at August 23, 1996, was 10.7 to 1, compared to 8.9 to 1, at November 24, 1995.

   The statement of cash flows for the nine months ended August 23, 1996, shows a decrease of $922,000 in cash and cash equivalents since November 24, 1995. The Company's operations used $633,000 since November 24, 1995, primarily due to seasonal fluctuations in inventory. The Company's quarterly dividend amounted to a use of $221,000 during the period, purchases of treasury shares used $119,000 and capital expenditures for equipment amounted to a further use of $16,000. Proceeds from the sale of machinery and equipment provided $67,000 since November 24, 1995.

   The decreases in accounts receivable and accounts payable, and the increases in inventories and other current assets since November 24, 1995, were all the result of ordinary fluctuations. The changes in property and equipment and the related accumulated depreciation accounts resulted from the closure of the Company's plant in Old Town, Maine. The majority of the equipment and machinery from that plant were sold or disposed of during the quarter, resulting in the reduction in net property and equipment since November 24, 1995.

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

Results of Operations:

   Net sales for the third quarter ended August 23, 1996, were $3,865,000, about equal to sales of $3,872,000 in the same period last year. Net income for the current quarter was $196,000, or $.13 per share, compared to net income of $133,000, or $.09 per share, in the corresponding quarter last year.

   For the nine months year-to-date, net sales were $11,114,000, up 18% from $9,447,000 a year ago. Net income for the year-to-date period was $451,000, or $.31 per share, versus net income of $120,000, or $.08 per share, last year.

   During the third quarter the Company ceased production at its plant on Gilman Falls Avenue in Old Town, Maine. The closure was in response to a decline in the portion of the product line that had been assembled in Old Town. A restructuring charge of approximately $150,000, pre-tax, was taken as a result of this closure.

   Cost of sales was 69.8% of net sales in the third quarter compared to 66.8% a year ago resulting in gross profit margins of 30.2% and 33.2% in the 1996 and 1995 quarters, respectively. The majority of the decline in gross profit margin from last year was a result of the restructuring charge discussed previously. Without the impact of that charge, the gross profit margin in the current quarter would have been 32.9%.

   Selling and administrative costs in the third quarter were approximately 12 % lower than last year. Lower advertising, commissions, and selling expenses were a result of both timing and efficiencies realized in selling efforts.

   Other income in the current quarter was enhanced by a favorable settlement of litigation, which amounted to $100,000, pre-tax. This litigation against our insurance carrier was related to the issue of insurance coverage arising out of a case settled two years ago.

   The sales growth of Trotters during the first nine months of 1996 has been based largely on a stronger retail environment than a year ago and on increased distribution of the brand. Future growth will be dependent upon a continuation of these same two factors.

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits

                Exhibit 27.  Financial Data Schedule

            (b) Reports on Form 8-K

                No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date: October 7, 1996                        Paul Hansen
                                         _________________________
                                         By: Paul Hansen
                                         President and
                                         Chief Executive Officer

Date: October 7, 1996                         David L. Keane
                                         _________________________
                                         By:  David L. Keane
                                         Vice President/Finance
                                         and Administration