Form 10-K
period 1996-11-29
PENOBSCOT SHOE CO
filed 1997-02-27
CIK 77326

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended November 29, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___ No_____

   On February 7, 1997, there were 1,395,165 shares of the registrant's common stock, $1.00 par value, outstanding. The aggregate market value of the 608,038 shares of stock held by all non-affiliates of the registrant, based on the closing price of the stock on the American Stock Exchange on that date, was $4,104,257.

Documents Incorporated By Reference

Incorporated Documents                     Form - 10K Reference

Annual Report to Stockholders for the      Parts II, IV
    fiscal year ended November 29, 1996

Proxy Statement dated February 27, 1997    Part III

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

     In 1996, all of the Company's sales were made under the exclusive brand name, TROTTERS, to approximately 1,700 locations.

      To achieve these sales, the Company employs a national sales force which is compensated on a commission basis. The efforts of this sales force and the identity and value of the Company's principal trademark, TROTTERS, are supported by trade advertising on a national basis, cooperative advertising programs and promotional assistance to retailers.

    The Company is continually seeking new customers, but, since it does not have long-term contracts with its customers, there can be no assurance that its business will be constant or grow. On February 7, 1997, the Company had orders in-house of approximately $5,368,000, as compared to orders of approximately $4,775,000 one year ago. Changes in backlog do not necessarily indicate sales trends, as in-house orders frequently fluctuate according to customers' inventory plans as well as the Company's ability to deliver.

   Net sales for 1996 increased 22% from the preceding year. Total pairs of footwear shipped increased by approximately 15% from 1995. The average selling price per pair increased by approximately 6% in 1996. Most of this increase in average selling price per pair was a result of the product mix rather than price increases.

Trotters sales growth in 1996 was the result of several factors. Improved product sell through, as indicated by a 26% increase in our in-stock business, sales programs and expanded penetration into key retail segments all contributed to this success.

Future growth will be dependent on further expansion of TROTTERS distribution in the highly competitive women's footwear market and the strength of the retail footwear environment.

  In August 1996, the Company ceased production at its manufacturing facility in Old Town, Maine. The decision to cease domestic assembly of footwear was due to a decline in the portion of the product line which had been produced in that facility. The profitability of the products which had been assembled in Old Town had declined to a point where the operation was no longer economically viable. Approximately 15% of the Company's products were assembled in Old Town in 1996, down from 27% in 1995.
The balance of the Company's products are purchased as finished footwear from overseas sources. The emphasis on sourcing finished footwear from overseas has helped the Company to maintain its price competitiveness and quality control.

                         PART I

      The Company had approximately 43 employees on November 29, 1996, while the number of employees at November 24, 1995 was 78.

     The Company's sole line of business is the importing and sale of footwear, as described above.

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

          (2)  Seasonality

          The Company's business is characterized by two major selling seasons, one for the Fall retail season and the other for the Spring retail season. Sales for the Fall season generally account for slightly more than half of a year's sales, while the Spring sales account for the balance. Although a portion of the Company's products are not imported until orders for them have been received, the Company imports a certain amount of its basic and more traditional styles ahead of the receipt of orders. This is necessary in order to mitigate the effect of the seasonality of its order pattern and to offset the current trend whereby incoming orders are concentrated in a shorter period of time and closer to the retail selling season. In addition, the Company imports for in-stock inventories those shoes projected to be best sellers, in order to provide the service referred to previously. The risk involved with the early purchase of the Company's product is the potential for surplus inventory if the selling patterns do not materialize as forecast. The resulting surplus inventory must be sold at reduced margins with a corresponding negative impact on earnings. Considerable effort has been devoted to minimizing this risk through improved forecasting techniques and sound inventory management. The Company finances the normal buildup of its finished goods inventory by the use of available liquid working capital.

                         PART I

          (3)  Source and Availability of Products

           All of the footwear purchased by the Company from overseas resources is manufactured using the Company's designs and specifications. There are many factories throughout the world from which the Company could source the footwear products. The Company purchases from foreign sources in U.S. dollars eliminating any currency risks.

     (c)  Executive Officers of the Registrant

   The following is a list of the Company's executive officers, their ages, positions and offices, as of November 29, 1996:

  Name           Age             Position presently held and period of service
Paul Hansen       56              President and Chief Executive Officer since
                                  1994, Chief Operating Officer from 1988
                                  to 1993, Treasurer from 1986 to 1994 and
                                  Executive Vice President from 1981-1988.
                                  Employed by the Company since 1966.

Wilhelm Pfander   59              Vice President since 1977.
                                  Employed by the Company since 1963.

John R. French    52              Vice President since 1978.
                                  Employed by the Company since 1970.

David L. Keane    44              Vice President since 1987, Treasurer since
                                  1994.  Employed by the Company since 1985.

William Hoskins   55              Vice President since 1994.  Employed by the
                                  Company since 1993.

Gerald E. Rudman  68              Clerk since 1969, Director since 1975.
                                  Company General Counsel.

                         PART I


ITEM 2.  PROPERTIES

   The Company owns two buildings in Old Town, Maine, which is approximately 15 miles from Bangor, Maine. Both of the buildings in Old
Town are made of steel, brick and concrete construction. One of the buildings had been used for manufacturing and is currently surplus to the Company's needs. That building contains approximately 69,000 square feet and is listed for sale or lease. The other, which is used for the Company's executive offices and warehousing, contains approximately 74,500 square feet.

      Both buildings are in good condition and have suitable transportation facilities.


ITEM 3.  LEGAL PROCEEDINGS

    In September 1987, the Company and numerous other parties entered into two Administrative Orders by Consent issued by the U.S. Environmental Protection Agency and the Maine Department of Environmental Protection, regarding the removal of hazardous wastes from two locations in Maine. The Company initially established a loss contingency of $75,000 to cover anticipated liabilities in these two proceedings. The amount of this accrual was determined based on several factors which were known at that time.
These factors included the EPA apportionment percentage applicable to Penobscot Shoe Company, the volume and type of materials contributed to the sites by the Company, and the estimated costs for remedial actions at the sites. Additionally, costs of cleanup were estimated utilizing available past experience of other companies and sites. The loss contingency was charged against earnings during fiscal 1987. Costs totaling $14,000 have been incurred to date and a reserve of $61,000 remains in place.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

   No matter was submitted to a vote of the Company's security holders during the last quarter of the Company's fiscal year.


                         PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Reference is made to the information set forth on page 25 of the Company's annual report to stockholders for the fiscal year ended November 29, 1996 ("1996 Annual Report"), filed herewith as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

  Reference is made to the Selected Financial Data set forth on page 25 of the Company's 1996 Annual Report filed herewith as Exhibit 13.

                         PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on page 24 of the Company's 1996 Annual Report, filed herewith as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA
      Incorporated by reference from the financial statements of the Company included in the 1996 Annual Report, filed herewith as Exhibit 13.
See Index to Financial Statements and Schedules set forth in response to Part IV, Item 14 of this Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     Not applicable


                        PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

      Identification of Directors and Directorships

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 27, 1997.

Identification of Executive Officers

This information is set forth in Part I, Item 1 (c) of this report.

ITEM 11.  EXECUTIVE COMPENSATION
Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 27, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 27, 1997.

                       PART III


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     Not applicable
                        PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  1. and 2.  Financial Statements and Financial Statement Schedules:

       Incorporated by reference to the financial statements of the Company included in the 1996 Annual Report filed herewith as Exhibit 13.
See the Index to Financial Statements and Schedules included with the Additional Financial Statements and Schedules filed with this Annual Report.

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



Date:  February 26, 1997

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

YEAR ENDED NOVEMBER 29, 1996


                            9
<PAGE >

PENOBSCOT SHOE COMPANY


FINANCIAL STATEMENTS
FORM 10K, PART IV, ITEM 14 (a)1 AND (a)2


(a)  1.  Financial Statements

     The report of independent certified public accountants and the following financial statements of the registrant included in the Annual Report of the registrant to its stockholders for the year ended November 29, 1996, are incorporated herein by reference:

      Balance sheets at November 29, 1996 and November 24, 1995
      Statements of  income for the years ended November 29, 1996,
           November 24, 1995, and November 25, 1994
      Statements of shareholders' equity for the years ended November 29,
           1996, November 24, 1995, and November 25, 1994
      Statements of cash flows for the years ended November 29, 1996,
           November 24, 1995, and November 25, 1994
      Notes to financial statements

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Penobscot Shoe Company
Old Town, Maine


     The audits referred to in our report dated January 10, 1997, relating to the financial statements of Penobscot Shoe Company which is incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended November 29, 1996, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.



Boston, Massachusetts
January 10, 1997                   BDO Seidman, LLP

PENOBSCOT SHOE COMPANY
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
     AND RESERVES
     (In Thousands)

                                                Column C
      Column A                  Column B       Additions          Column D    Column E
                                                      Charged to
                                Balance at  Charged to   other    Deductions  Balance
                                beginning   costs and   accounts               at end
                                of  period   expenses  -describe  -describe   of period
Deducted from Assets to
Which they Apply:

For the Year Ended November 29, 1996
Reserve for Doubtful Accounts    $335        $132                  $144(a)    $323
Reserve for Cash Discounts         22          1                                23
Reserve for Returns & Allowances  111         13                               124

                                 $468        $146       $0         $144       $470

For the Year Ended November 24, 1995
Reserve for Doubtful Accounts    $315        $67                    $47 (a)   $335
Reserve for Cash Discounts         26        (4)                                22
Reserve for Returns & Allowances  145         (34)                             111

                                 $486        $29        $0          $47       $468

For the Year Ended November 25, 1994
Reserve for Doubtful Accounts    $348        $44                    $77 (a)   $315
Reserve for Cash Discounts         37        (11)                               26
Reserve for Returns & Allowances  154        (9)                               145

                                 $539        $24        $0          $77       $486

Note (a) - Accounts written off net of recoveries.

                       Index to Exhibits

 3(a) Articles of Incorporation and by-laws of the Registrant, filed with the Commission in 1965 as Exhibit 3(a) to the Registrant's Form S-1 Registration Statement (Registration No. 2-23907) are incorporated herein by reference.

13     Annual Report to Stockholders for the fiscal year ended
        November 29, 1996.