Form 10-Q
period 1997-02-28
PENOBSCOT SHOE CO
filed 1997-04-14
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 1997

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

Common stock of 1,395,165 shares, $1 par value, was outstanding at February 28, 1997

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                              February 28, 1997      November 29, 1996
                                (Unaudited)            (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents          $1,049                 $  548
  Marketable Securities             3,319                  3,299
  Accounts receivable               3,393                  3,319
  Inventories (Note 2)              3,632                  4,036
  Other current assets                450                    433
                                  _______                _______
        TOTAL CURRENT ASSETS      $11,842                $11,635

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                        $1,417                 $1,417
  All Other                           511                    368
  Less accumulated depreciation
    and amortization                1,604                  1,584
                                  _______                _______
        NET PROPERTY AND EQUIPMENT   $324                   $201
                                  _______                _______
  TOTAL ASSETS                    $12,166                $11,836
                                  =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $965                   $502
  Other current liabilities           529                    741
                                  _______                _______
        TOTAL CURRENT LIABILITIES  $1,494                 $1,243

DEFERRED INCOME TAXES                $ 99                   $ 99

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042               $1,533                 $1,533
  Capital in excess of par value    1,109                  1,109
  Retained earnings                 8,313                  8,234
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                        355                    355
  Less treasury stock at cost
   137,877 shares;                    737                    737

         NET SHAREHOLDERS' EQUITY _______                _______
           (Note 3)               $10,573                $10,494

TOTAL LIABILITIES AND SHARE-      _______                _______
  HOLDERS' EQUITY                 $12,166                $11,836
                                  =======                =======

Note: (a) The balance sheet at November 29, 1996, has been derived from the audited financial statements at that date.

      (b) The Company adopted Statement of Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective November 26, 1994.

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                                             For the
                                                        Three Months Ended
                                                     February        February
                                                     28, 1997        23, 1996
Net Sales                                              $4,103          $4,225

Cost and operating expenses:

  Cost of sales                                         2,773           2,840
  Selling and administrative
    expenses                                            1,146           1,150
                                                       _______        _______
Operating income                                          183             235

Other income                                               62             138
                                                       _______        _______
Income before income taxes                                246             373

Income taxes                                               97             149
                                                        _______       _______
Net income                                               $149            $224
                                                        =======       =======
Per Common Share:

  Net income                                            $0.11           $0.15

  Dividends                                              0.05           0.05

Average number of common shares
  outstanding                                        1,395,165      1,482,117

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
      For Three Months Ended February 28, 1997 and February 23, 1996
                            (In thousands)
                                   1997                  1996
Cash flows from operating
  activities:

  Net cash provided (used) by
    operating activities           $ 713                $ (255)
Cash flows from investing
  activities:

  Proceeds from sale of assets         0                     0

  Capital expenditures              (142)                  (10)
                                  _______               _______
    Net cash provided (used) by
      investing activities          (142)                  (10)

Cash flows from financing activities:

  Dividends paid                     (70)                  (74)

  Purchase of treasury stock           0                     0

    Net cash provided (used) by   _______               _______
      financing activities           (70)                  (74)

    Net increase (decrease) in    _______               _______
      cash and cash equivalents      501                  (339)

Cash and cash equivalent at
  beginning of period                548                 1,301

Cash and cash equivalent at       _______               _______
  end of period                   $1,049               $   962
                                  =======               =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $0                    $0

    Income taxes                     193                   119

                        PENOBSCOT SHOE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of February 28, 1997, the statements of income for the first quarter ended February 28, 1997 and February 23, 1996, and the condensed statements of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at February 28, 1997 and for the other periods presented. The results of operations for the period ended February 28, 1997 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            2/28/97     11/29/96      2/23/96
FIFO Cost:
    finished shoes           $3,840       $4,465       $3,809
    shoes in process              0            0           40
    raw materials                18           20          205
                             _______     _______      _______
                             $3,858       $4,485       $4,054
Excess of FIFO cost over
LIFO inventory value           (227)        (449)        (765)
                             _______     _______      _______
                             $3,632       $4,036       $3,289
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the three months ended February 28, 1997, shareholders' equity changed due to the net income of $149,000 and dividends declared of $70,000.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Liquidity and Capital Resources:

     At February 28, 1997, Penobscot Shoe Company had working capital of approximately $10,348,000 versus approximately $10,392,000 at November 29, 1996, a decrease of $44,000. The ratio of current assets to current liabilities at February 28, 1997, was 7.9 to 1, compared to 9.4 to 1, at November 29, 1996.

     The statement of cash flows for the three months ended February 28, 1997, shows an increase of $501,000 in cash and cash equivalents since November
29, 1996.  The Company's operations provided $713,000 since November 29,
1996, primarily due to seasonal fluctuations in inventory. The Company's quarterly dividend amounted to a use of $70,000 during the period and capital expenditures for equipment amounted to a further use of $142,000 during the period.

     The decrease in the Company's inventory, as well as the increases in accounts payable, accounts receivable and other current assets since November 29, 1996, were the result of ordinary fluctuations. The increase in property and equipment reflects the purchase of new data processing equipment and the upgrading of existing equipment.

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

Results of Operations:


      Net sales for the quarter ended February 28, 1997, were $4,103,000, down 3% from $4,225,000 last year. Net income for the current quarter was $149,000, or $.11 per share, compared to $224,000, or $.15 per share, a year ago. The current quarter's net income benefited from a LIFO gain of approximately $116,000, or $.08 per share. There was no such gain during this period a year ago. The current quarter's net income also benefited by $6,000, or less than $.01 per share, from gains on the sales of securities. Such gains contributed $48,000, or $.03 per share, to earnings a year ago.

     The decrease in net sales in the first quarter was due in part to a poor winter boot season compared to an unusually strong season a year ago. Retailer requests for later delivery of Spring merchandise also adversely affected net sales. This timing difference should be offset in the second quarter.

      Other income in the first quarter of 1997 was $62,000, pre-tax, compared to $138,000 in the same quarter last year. Gains from the sale of securities contributed $48,000, or $.03 per share to last years earnings. Such gains in the current year amounted to only $6,000, or less than $.01 per share.

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




                                         Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    March 31, 1997                        Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:    March 31, 1997                        David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration