Form 10-Q
period 1997-05-30
PENOBSCOT SHOE CO
filed 1997-07-07
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 30, 1997

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

Common stock of 1,387,891 shares, $1 par value, was outstanding at May 30, 1997

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                                  May 30, 1997         November 29, 1996
                                   (Unaudited)             (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents             $1,191                $  548
  Marketable Securities                3,448                 3,299
  Accounts receivable                  1,856                 3,319
  Inventories (Note 2)                 4,033                 4,036
  Other current assets                   572                   433
                                     _______               _______
        TOTAL CURRENT ASSETS         $11,100               $11,635

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                          $ 1,432               $ 1,417
  All Other                              524                   368
  Less accumulated depreciation
    and amortization                   1,629                 1,584
                                     _______               _______
        NET PROPERTY AND EQUIPMENT   $   327               $   201
                                     _______               _______
  TOTAL ASSETS                       $11,427               $11,836
                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $   475               $   503
  Other current liabilities              366                   740
                                     _______               _______
        TOTAL CURRENT LIABILITIES    $   841               $ 1,243

DEFERRED INCOME TAXES                $    99               $    99

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                 $ 1,533               $ 1,533
  Capital in excess of par value       1,109                 1,109
  Retained earnings                    8,189                 8,234
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                           436                   355
  Less treasury stock at cost
   145,151 and 137,877 shares;           780                   737

         NET SHAREHOLDERS' EQUITY    _______               _______
           (Note 3)                  $10,487               $10,494

TOTAL LIABILITIES AND SHARE-         _______               _______
  HOLDERS' EQUITY                    $11,427               $11,836
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

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                                  For the                      For the
                                            Second Quarter Ended           Six Months Ended
                                            May            May             May           May
                                          30, 1997       24, 1996        30, 1997      24, 1996
Net Sales                                  $2,439          $3,024        $6,541        $7,249

Cost and operating expenses:

  Cost of sales                             1,594           2,073         4,367         4,913
  Selling and administrative
    expenses                                  984           1,034         2,130         2,184
                                            ______        _______        _______       _______
Operating income                             (140)            (83)           44           152

Other income                                   45             131           107           269
                                            ______        _______        _______       _______
Income before income taxes                    (95)             48           151           421

Income taxes                                  (40)             17            57           166
                                            _______       _______        _______       _______
Net income                                 $  (55)         $   31        $   94        $  255
                                            =======       =======        =======       =======
Per Common Share:

  Net income                               $ (0.04)        $ 0.02        $ 0.07        $ 0.17

  Dividends                                   0.05           0.05          0.10          0.10

Average number of common shares
  outstanding                           1,388,864       1,474,265     1,391,989     1,478,169

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
           For Six Months Ended May 30, 1997 and May 24, 1996
                            (In thousands)
                                        1997                  1996
Cash flows from operating
  activities:

  Net cash provided (used) by
    operating activities              $  996                 $1,074
Cash flows from investing
  activities:

  Proceeds from sale of assets             0                      0

  Capital expenditures                  (170)                   (14)
                                      _______                _______
    Net cash provided (used) by
      investing activities              (170)                   (14)

Cash flows from financing activities:

  Dividends paid                        (139)                  (148)

  Purchase of treasury stock             (44)                   (63)

    Net cash provided (used) by       _______                _______
      financing activities              (183)                  (211)

    Net increase (decrease) in        _______                _______
      cash and cash equivalents          643                    849

Cash and cash equivalent at
  beginning of period                    548                  1,301

Cash and cash equivalent at           _______                _______
  end of period                       $1,191                $ 2,150
                                      =======                =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $   0                 $    0

    Income taxes                        384                    432

                        PENOBSCOT SHOE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of May 30, 1997, the statements of income for the second quarter ended May 30, 1997 and May 24, 1996, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at May 30, 1997 and for the other periods presented. The results of operations for the period ended May 30, 1997 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            5/30/97      11/29/96     5/24/96
FIFO Cost:
    finished shoes           $4,156       $4,465       $3,630
    shoes in process              0            0            4
    raw materials                17           20          215
                             _______     _______      _______
                             $4,173       $4,485       $3,849
Excess of FIFO cost over
LIFO inventory value           (140)        (449)        (728)
                             _______     _______      _______
                             $4,033       $4,036      $ 3,121
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the six months ended May 30, 1997, shareholders' equity changed due to the net income of $94,000, dividends declared of $139,000, treasury stock purchases of $44,000 and an increase of $81,000 resulting from an increase in the net unrealized gain on available-for-sale securities held by the Company. Effective November 26, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", necessitating the inclusion of this unrealized gain on the balance sheet.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Liquidity and Capital Resources:

     At May 30, 1997, Penobscot Shoe Company had working capital of approximately $10,259,000 versus approximately $10,392,000 at November 29, 1996, a decrease of $133,000. The ratio of current assets to current liabilities at May 30, 1997, was 13.2 to 1, compared to 9.4 to 1, at November 29, 1996.

     The statement of cash flows for the six months ended May 30, 1997, shows an increase of $643,000 in cash and cash equivalents since November 29, 1996. The Company's operations provided $996,000 since November 29, 1996, primarily due to seasonal fluctuations in accounts receivable. The Company's quarterly dividend amounted to a use of $139,000 during the period and capital expenditures for equipment amounted to a further use of $170,000 during the period.

     The decrease in the Company's accounts receivable and other current liabilities and the increase in other current assets since November 29, 1996, were the result of ordinary fluctuations. The increase in property and equipment reflects the purchase of new data processing equipment and software, and the upgrading of existing equipment.

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

Results of Operations:

      Net sales for the second quarter ended May 30, 1997, were $2,439,000, down 19% from $3,024,000 last year. A net loss of $55,000, or $.04 per share, was incurred in the second quarter compared to net income of $31,000, or $.02 per share, in the corresponding quarter last year. The current quarter's net income benefited from a LIFO gain of approximately $41,000, or $.03 per share. Last year the second quarter did not include a LIFO gain. In the second quarter last year, gains from the sales of securities contributed approximately $45,000, or $.03 per share, to net income. This year such gains were insignificant.

For the six months year-to-date, net sales were $6,541,000, down 10% from $7,249,000 a year ago. Net income for the year-to-date period was $94,000, or $.07 per share, versus $255,000, or $.17 per share last year. The current year-to-date period has benefited from LIFO gains totaling approximately $157,000, or $.11 per share. In fiscal 1996, no LIFO gains were realized in the first half of the year. For the six months year-to-date periods, gains from the sales of securities amounted to approximately $6,000, or less than $.01 per share, and $93,000, or $.06 per share, in 1997 and 1996 respectively.

The decrease in second quarter net sales compared to last year was due to volume factors. The poor winter boot season that affected the first quarter was followed by unseasonable weather in much of the country resulting in weak demand for Spring merchandise. Accordingly, reorders for Spring 97 merchandise lagged behind a year ago comparatives throughout the quarter. Higher returns and allowances, due largely to returns of winter boots, further reduced the sales volume compared to a year ago.

Improved sales during the second half of the year will be contingent on a strengthened retail environment.

Cost of sales was 65.4% in the second quarter compared to 68.6% a year ago, resulting in gross profit margins of 34.6% and 31.4% in the 1997 and 1996 quarters, respectively. The current period includes a pre-tax LIFO liquidation gain of $69,000. Without the LIFO gain, the gross profit margin in the second quarter would have been 31.8%. No LIFO liquidation gain was realized in the first half of last year. The LIFO liquidation gain is the result of reductions in the inventory originally assembled in our Old Town, Maine factory. That factory was closed in August 1996, and since that date LIFO gains have been recognized quarterly as the remaining domestically assembled inventory is liquidated. The inventory sourced from overseas locations is accounted for as a separate LIFO inventory pool that was not affected by the factory closure. Selling and administrative costs in the second quarter were down approximately 5% from a year ago. Most of this decrease was due to costs variable on sales.

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




                                          Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    June 27, 1997                         Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:    June 27, 1997                         David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration