Form 10-Q
period 1997-08-29
PENOBSCOT SHOE CO
filed 1997-10-10
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 29, 1997

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

Common stock of 1,387,691 shares, $1 par value, was outstanding at August 29, 1997

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                                 August 29, 1997      November 29, 1996
                                   (Unaudited)             (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents             $  659                $  548
  Marketable Securities                3,223                 3,299
  Accounts receivable                  3,168                 3,319
  Inventories (Note 2)                 5,383                 4,036
  Other current assets                   487                   433
                                     _______               _______
        TOTAL CURRENT ASSETS         $12,921               $11,635

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                          $ 1,436               $ 1,417
  All Other                              541                   368
  Less accumulated depreciation
    and amortization                   1,659                 1,584
                                     _______               _______
        NET PROPERTY AND EQUIPMENT   $   318               $   201
                                     _______               _______
  TOTAL ASSETS                       $13,239               $11,836
                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $   822               $   503
  Notes payable                        1,360                     0
  Other current liabilities              384                   740
                                     _______               _______
        TOTAL CURRENT LIABILITIES    $ 2,566               $ 1,243

DEFERRED INCOME TAXES                $    99               $    99

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                 $ 1,533               $ 1,533
  Capital in excess of par value       1,109                 1,109
  Retained earnings                    8,313                 8,234
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                           400                   355
  Less treasury stock at cost
   145,351 and 137,877 shares;           782                   737

         NET SHAREHOLDERS' EQUITY    _______               _______
           (Note 3)                  $10,574               $10,494

TOTAL LIABILITIES AND SHARE-         _______               _______
  HOLDERS' EQUITY                    $13,239               $11,836
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

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                                  For the                       For the
                                            Third Quarter Ended             Nine Months Ended
                                           August         August          August        August
                                          29, 1997       23, 1996        29, 1997      23, 1996
Net Sales                                  $3,864          $3,865       $10,405       $11,114

Cost and operating expenses:

  Cost of sales                             2,634           2,697         7,001         7,610
  Selling and administrative
    expenses                                1,091             996         3,221         3,179
                                            ______        _______        _______       _______
Operating income                              139             172           183           325

Other income                                  180             154           287           423
                                            ______        _______        _______       _______
Income before income taxes                    320             327           470           748

Income taxes                                  126             131           183           297
                                            _______       _______        _______       _______
Net income                                 $  193          $  196        $  287        $  451
                                            =======       =======        =======       =======
Per Common Share:

  Net income                               $ 0.14          $ 0.13        $ 0.21        $ 0.31

  Dividends                                   0.05           0.05          0.15          0.15

Average number of common shares
  outstanding                           1,387,796       1,461,833     1,390,589     1,472,605

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
       For Nine Months Ended August 29, 1997 and August 23, 1996
                            (In thousands)
                                        1997                  1996
Cash flows from operating
  activities:

  Net cash provided (used) by
    operating activities              $  556                 $ (633)
Cash flows from investing
  activities:

  Proceeds from sale of assets             0                     67

  Capital expenditures                  (191)                   (16)
                                      _______                _______
    Net cash provided (used) by
      investing activities              (191)                    51

Cash flows from financing activities:

  Dividends paid                        (209)                  (221)

  Purchase of treasury stock             (45)                  (119)

    Net cash provided (used) by       _______                _______
      financing activities              (254)                  (340)

    Net increase (decrease) in        _______                _______
      cash and cash equivalents          111                   (922)

Cash and cash equivalent at
  beginning of period                    548                  1,301

Cash and cash equivalent at           _______                _______
  end of period                       $  659                $   379
                                      =======                =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $   9                 $    0

    Income taxes                        387                    444

                        PENOBSCOT SHOE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of August 29, 1997, the statements of income for the third quarter ended August 29, 1997 and August 23, 1996, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at August 29, 1997 and for the other periods presented. The results of operations for the period ended August 29, 1997 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            8/29/97      11/29/96     8/23/96
FIFO Cost:
    finished shoes           $5,478       $4,465       $4,815
    raw materials                14           20           43
                             _______     _______      _______
                             $5,492       $4,485       $4,858
Excess of FIFO cost over
LIFO inventory value           (108)        (449)        (739)
                             _______     _______      _______
                             $5,383       $4,036      $ 4,118
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the nine months ended August 29, 1997, shareholders' equity changed due to the net income of $287,000, dividends declared of $209,000, treasury stock purchases of $45,000 and a $45,000 increase in the net unrealized gain on available-for-sale securities held by the Company. Effective November 26, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in
Debt and Equity Securities", necessitating the inclusion of this unrealized gain on the balance sheet.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Liquidity and Capital Resources:

     At August 29, 1997, Penobscot Shoe Company had working capital of approximately $10,355,000 versus approximately $10,392,000 at November 29, 1996, a decrease of $37,000. The ratio of current assets to current liabilities at August 29, 1997, was 5.0 to 1, compared to 9.4 to 1, at November 29, 1996. The change in the current ratio since November 29, 1996 was attributable to seasonal use of the credit line as discussed below.

     The statement of cash flows for the nine months ended August 29, 1997, shows an increase of $111,000 in cash and cash equivalents since November
29, 1996.  The Company's operating activities provided $556,000 since
November 29,1996, due mainly to the use of an existing credit line established with a major bank. To fund short-term seasonal growth in inventory the Company uses an established line of credit for short-term borrowings rather than to liquidate marketable securities held by the Company. Increases in inventory and accounts payable as well as decreases in accounts receivable and other current liabilities were due primarily to seasonal fluctuations. Uses of cash in the nine month period included the payment of the Company's quarterly dividend which amounted to $209,000, and capital expenditures for property and equipment which totaled $191,000 during the period. The increase in property and equipment reflects the purchase of new data processing hardware and software and the upgrading of existing equipment.

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

Results of Operations:

      Net sales for the third quarter ended August 29, 1997, were $3,864,000, approximately equal to the net sales of $3,865,000 in the same quarter last year. Net income in the current quarter was $193,000, or $.14 per share, compared to net income of $196,000, or $.13 per share, a year ago.

      For the nine months year-to-date, net sales were $10,405,000, down 6% from $11,114,000 a year ago. Net income for the year-to-date period was $287,000, or $.21 per share, versus $451,000, or $.31 per share last year.

      Cost of sales was 68.2% of net sales in the third quarter compared to 69.8% a year ago resulting in gross profit margins of 31.8% and 30.2% in the 1997 and 1996 quarters, respectively. Last year, during the third quarter the Company ceased production at its plant in Old Town, Maine. A restructuring charge of approximately $150,000, pre-tax, was taken as a result of this closure. Without the impact of that charge, the gross profit margin in the third quarter of 1996 would have been 32.9%. The remaining differences in the gross margin were due mostly to timing of shipments.

      Selling and administrative costs in the third quarter were approximately 10% higher that last year. New marketing and sales programs amounted to about half of the increase. The balance of the increase was a combination of many factors including costs related to maintaining the factory building which was closed a year ago, and which is currently on the real estate market, and higher freight and warehousing costs due to the UPS strike.

      Other income in the current quarter included gains from the sales of securities which amounted to approximately $147,000, pre-tax, compared to $4 pre-tax, a year ago. Last year's third quarter other income was enhanced by a favorable settlement of litigation, which amounted to $100,000, pre-tax.

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




                                          Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    September 26, 1997                    Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:    September 26, 1997                    David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration