Form 10-K
period 1997-11-28
PENOBSCOT SHOE CO
filed 1998-02-26
CIK 77326

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended November 28, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___ No_____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   On February 6, 1998, there were 1,374,991 shares of the registrant's common stock, $1.00 par value, outstanding. The aggregate market value of the 609,039 shares of stock held by all non-affiliates of the registrant, based on the closing price of the stock on the American Stock Exchange on that date, was $3,350,261.

Documents Incorporated By Reference

Incorporated Documents                     Form - 10K Reference

Annual Report to Stockholders for the      Parts II, IV
    fiscal year ended November 28, 1997

Proxy Statement dated February 25, 1998    Part III

        This report consists of 29 sequentially numbered pages. The indices of exhibits may be found on pages 7 and 11.

                                PART I

ITEM 1.  BUSINESS

     a)  The Registrant's Products and Services

     The Registrant, Penobscot Shoe Company (herein referred to as the "Company"), was incorporated in 1935, and has been engaged in the manufacture, importing and sale of branded footwear to retailers. Its principal products today are women's casual and tailored footwear, including boots and sandals, selling in the moderate price range.

     In 1997, all of the Company's sales were made under the exclusive brand name, TROTTERS, to approximately 1,600 locations.

      To achieve these sales, the Company employs a national sales force which is compensated on a commission basis. The efforts of this sales force and the identity and value of the Company's principal trademark, TROTTERS, are supported by trade advertising on a national basis, cooperative advertising programs and promotional assistance to retailers.

    The Company is continually seeking new customers, but, since it does not have long-term contracts with its customers, there can be no assurance that its business will be constant or grow. On February 6, 1998, the Company had orders in-house of approximately $6,130,000, as compared to orders of approximately $5,368,000 one year ago. Changes in backlog do not necessarily indicate sales trends, as in-house orders frequently fluctuate according to customers' inventory plans as well as the Company's ability to deliver.

   Net sales for 1997 decreased 4% from the preceding year which had increased by 22% from 1995. Total pairs of footwear shipped were approximately the same in 1997 as in 1996. A poor winter boot season affected the first quarter of 1997 and was followed by unseasonable weather in much of the country resulting in weak demand for Spring merchandise. Despite some short-term up-ticks in the retail environment for footwear later in the year, much of fiscal 1997 suffered from general weakness in the footwear market. During the fourth quarter, net sales included significant shipments of inventory at reduced prices. This had the effect of reducing the overall average selling price per pair, which decreased approximately 3% from the preceding year.

  The Company expects 1998 to produce a moderate increase in sales, fueled primarily by new products and greater penetration into top accounts.

  In August 1996, the Company ceased production at its manufacturing facility in Old Town, Maine. The decision to cease domestic assembly of footwear was due to a decline in the portion of the product line which had been produced in that facility. The profitability of the products which had been assembled in Old Town had declined to a point where the operation was no longer economically viable. Approximately 15% of the Company's products were assembled in Old Town in 1996, down from 27% in 1995.
All of the Company's products are purchased as finished footwear from overseas sources. The emphasis on sourcing finished footwear from overseas has helped the Company to maintain its price competitiveness and quality control.

                                PART I

     (a) The Registrant's Products and Services (continued)

      The Company had approximately 42 employees on November 28, 1997, while the number of employees at November 29, 1996 was 43.

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

          (2)  Seasonality

      The Company's business is characterized by two major selling seasons, one for the Fall retail season and the other for the Spring retail season. Sales for the Fall season generally account for slightly more than half of a year's sales, while the Spring sales account for the balance. Although a portion of the Company's products are not imported until orders for them have been received, the Company imports a certain amount of its basic and more traditional styles ahead of the receipt of orders. This is necessary in order to mitigate the current trend whereby incoming orders are concentrated in a shorter period of time and closer to the retail selling season. In addition, the Company imports for in-stock inventories those shoes projected to be best sellers, in order to facilitate open-stock reorder availability as described above. The risk involved with the early purchase of the Company's product is the potential for surplus inventory if the selling patterns do not materialize as forecast. The resulting surplus inventory must be sold at reduced margins with a corresponding negative impact on earnings. Considerable effort has been devoted to minimizing this risk through improved forecasting techniques and sound inventory management. The Company finances the normal buildup of its finished goods inventory by the use of available liquid working capital.

          (3)  Forward-Looking Statements

       This report contains certain forward looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, among others, general economic and market conditions, the rate of growth in the footwear market and consumer acceptance of the Company's product line, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended November 28, 1997.
                               PART I

ITEM 1.  BUSINESS (continued)

     (c)  Executive Officers of the Registrant

   The following is a list of the Company's executive officers, their ages, positions and offices, as of November 28, 1997:

  Name           Age             Position presently held and period of service
Paul Hansen       57              President and Chief Executive Officer since
                                  1994, Chief Operating Officer from 1988
                                  to 1993, Treasurer from 1986 to 1994 and
                                  Executive Vice President from 1981-1988.
                                  Employed by the Company since 1966.

Wilhelm Pfander   60              Vice President since 1977.
                                  Employed by the Company since 1963.

David L. Keane    45              Vice President since 1987, Treasurer since
                                  1994.  Employed by the Company since 1985.

William Hoskins   56              Vice President since 1994.  Employed by the
                                  Company since 1993.

Gerald E. Rudman  69              Clerk since 1969, Director since 1975.
                                  Company General Counsel.

                               PART I

ITEM 2.  PROPERTIES

   The Company owns two buildings in Old Town, Maine, which is approximately 15 miles from Bangor, Maine.  Both of the buildings in Old
Town are made of steel, brick and concrete construction. One of the buildings had been used for manufacturing and is currently surplus to the Company's needs. That building contains approximately 69,000 square feet and is listed for sale or lease. The other, which is used for the Company's executive offices and warehousing, contains approximately 74,500 square feet.
                                5

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


                              PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Reference is made to the information set forth on page 25 of the Company's annual report to stockholders for the fiscal year ended November 28, 1997 ("1997 Annual Report"), filed herewith as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

  Reference is made to the Selected Financial Data set forth on page 25 of the Company's 1997 Annual Report filed herewith as Exhibit 13.


                              PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on page 24 of the Company's 1997 Annual Report, filed herewith as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

      Incorporated by reference from the financial statements of the Company included in the 1997 Annual Report, filed herewith as Exhibit 13.
See Index to Financial Statements and Schedules set forth in response to Part IV, Item 14 of this Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     Not applicable

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

      Identification of Directors and Directorships

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 25, 1998.

Identification of Executive Officers

This information is set forth in Part I, Item 1 (c) of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 25, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about February 25, 1998.


                              PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     Not applicable

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  1. and 2.  Financial Statements and Financial Statement Schedules:

       Incorporated by reference to the financial statements of the Company included in the 1997 Annual Report filed herewith as Exhibit 13.
See the Index to Financial Statements and Schedules included with the Additional Financial Statements and Schedules filed with this Annual Report.

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

Date:  February 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 Irving Kagan            Date      Gerald E. Rudman            Date
 Director                          Director


 Paul Hansen             Date
 Director
                                   8

PENOBSCOT SHOE COMPANY
FINANCIAL STATEMENTS
FORM 10K, PART IV, ITEM 14 (a)1 AND (a)2
YEAR ENDED NOVEMBER 28, 1997

PENOBSCOT SHOE COMPANY
FINANCIAL STATEMENTS
FORM 10K, PART IV, ITEM 14 (a)1 AND (a)2

(a)  1.  Financial Statements

     The report of independent certified public accountants and the following financial statements of the registrant included in the Annual Report of the registrant to its stockholders for the year ended November 28, 1997, are incorporated herein by reference:

      Balance sheets at November 28, 1997 and November 29, 1996
      Statements of  income for the years ended November 28, 1997,
           November 29, 1996, and November 24, 1995
      Statements of shareholders' equity for the years ended November 28,
           1997, November 29, 1996, and November 24, 1995
      Statements of cash flows for the years ended November 28, 1997,
           November 29, 1996, and November 24, 1995
      Notes to financial statements

     2.  Financial Statement Schedules

        Report of independent certified public accountants
        Schedule II - Valuation and qualifying accounts and reserves

   Other schedules have been omitted because they are either not required, not applicable, or the information is given in the Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Penobscot Shoe Company
Old Town, Maine

     The audits referred to in our report dated January 13, 1998, relating to the financial statements of Penobscot Shoe Company which is incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended November 28, 1997, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.


Boston, Massachusetts
January 13, 1998                   BDO Seidman, LLP




                        PENOBSCOT SHOE COMPANY
      SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            (In Thousands)



                           	   	Column A    Column B     Column C    Column D    Column E
      							                                     Additions         Deductions

                                Balance at  Charged to  Charged to                Balance
                                beginning   costs and   other accts               at end
                                of period   expenses    -describe  -describe     of period
Deducted from Assets to
Which they Apply:

For the Year Ended November 28, 1997
Reserve for Doubtful Accounts    $323        $185                  $208(a)      $300
Reserve for Cash Discounts         23           4                                 27
Reserve for Returns & Allowances  124          27                                151
                                 $470        $216        $0        $208         $478


For the Year Ended November 29, 1996
Reserve for Doubtful Accounts    $335        $132                  $144(a)      $323
Reserve for Cash Discounts         22           1                                 23
Reserve for Returns & Allowances  111          13                                124

                                 $468        $146        $0        $144         $470


For the Year Ended November 24, 1995
Reserve for Doubtful Accounts    $315         $67                   $47 (a)     $335
Reserve for Cash Discounts         26          (4)                                22
Reserve for Returns & Allowances  145         (34)                               111

                                 $486         $29         $0        $47         $468





Note (a) - Accounts written off net of recoveries.

                       Index to Exhibits

 3(a) Articles of Incorporation and by-laws of the Registrant, filed with the Commission in 1965 as Exhibit 3(a) to the Registrant's Form S-1 Registration Statement (Registration No. 2-23907) are incorporated herein by reference.

13     Annual Report to Stockholders for the fiscal year ended
        November 28, 1997.