Form 10-Q
period 1998-02-27
PENOBSCOT SHOE CO
filed 1998-04-10
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 27, 1998

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

Common stock of 1,374,991 shares, $1 par value, was outstanding at February 27, 1998.

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                                February 27, 1998      November 28, 1997
                                   (Unaudited)             (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents            $   603               $   403
  Marketable Securities                3,422                 3,457
  Accounts receivable                  4,236                 3,753
  Inventories (Note 2)                 4,687                 4,283
  Other current assets                   328                   382
                                     _______               _______
        TOTAL CURRENT ASSETS         $13,276               $12,278

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                          $ 1,437               $ 1,437
  All Other                              484                   474
  Less accumulated depreciation
    and amortization                   1,645                 1,618
                                     _______               _______
        NET PROPERTY AND EQUIPMENT   $   276               $   293
                                     _______               _______
  TOTAL ASSETS                       $13,552               $12,571
                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $ 1,104               $   597
  Notes payable				                      760	          	       750
  Other current liabilities              684                   431
                                     _______               _______
        TOTAL CURRENT LIABILITIES    $ 2,548               $ 1,778

DEFERRED INCOME TAXES                $   109               $   109

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                 $ 1,533               $ 1,533
  Capital in excess of par value       1,109                 1,109
  Retained earnings                    8,671                 8,392
  Add net unrealized gain on
    available-for-sale securities
    (Note (b))                           441                   449
  Less treasury stock at cost
   148,051 and 137,877 shares            859                   799

         NET SHAREHOLDERS' EQUITY    _______               _______
           (Note 3)                  $10,894               $10,684

TOTAL LIABILITIES AND SHARE-         _______               _______
  HOLDERS' EQUITY                    $13,552               $12,571
                                     =======               =======

Note: (a) The balance sheet at November 27, 1998, has been derived from the audited financial statements at that date.

      (b) The Company adopted Statement of Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective November 26, 1994.

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                                           For the
                                                      Three Months Ended
                                                   February        February
                                                   27, 1998        28, 1997
Net Sales                                            $4,784          $4,103

Cost and operating expenses:

  Cost of sales                                       3,172           2,773
  Selling and administrative
    expenses                                          1,269           1,146
                                                     _______        _______
Operating income                                        342             183

Other income                                            238              62
                                                     _______        _______
Income before income taxes                              581             246

Income taxes                                            233              97
                                                      _______       _______
Net income                                            $ 348           $ 149
                                                      =======       =======
Earnings Per Share:

  Basic                                               $0.25           $0.11
  Diluted                                             $0.25           $0.11

  Cash dividends per share                             0.05            0.05

Average number of common shares
  outstanding                                     1,375,880       1,395,165

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
      For Three Months Ended February 27, 1998 and February 28, 1997
                            (In thousands)
                                        1998                  1997
Cash flows from operating
  activities:

  Net cash provided by
    operating activities               $ 339                 $  713

Cash flows from investing
  activities:

  Proceeds from sale of assets             0                      0

  Capital expenditures                   (10)                  (142)
                                       _______                _______
    Net cash (used) by
      investing activities               (10)                  (142)

Cash flows from financing activities:

  Dividends paid                         (69)                   (70)

  Purchase of treasury stock             (60)                     0

    Net cash (used) by                _______                _______
      financing activities              (129)                   (70)

    Net increase in                   _______                _______
      cash and cash equivalents          200                    501

Cash and cash equivalent at
  beginning of period                    403                    548

Cash and cash equivalent at           _______                _______
  end of period                       $  603                $ 1,049
                                      =======                =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $   8                 $    0

    Income taxes                        173                    193

                        PENOBSCOT SHOE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of February 27, 1998, the statements of income for the first quarter ended February 27, 1998 and February 28, 1997, and the condensed statements of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at February 27, 1998 and for the other periods presented. The results of operations for the period ended February 27, 1998 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            2/27/98     11/28/97      2/28/97
FIFO Cost:
    finished shoes           $4,917       $4,386       $3,840
    raw materials                19           15           18
                             _______     _______      _______
                             $4,936       $4,401       $3,858
Excess of FIFO cost over
LIFO inventory value           (249)        (117)        (227)
                             _______     _______      _______
                             $4,687       $4,283       $3,631
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the three months ended February 27, 1998, shareholders' equity changed due to the net income of $348,000 and dividends declared of $69,000, purchases of treasury stock of $60,000 and an $8,000 decrease in the net unrealized gain an available-for-sale securities held by the Company. Effective November 26, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", necessitating the inclusion of this unrealized gain on the balance sheet.

4.  EARNINGS PER SHARE

    The weighted average number of shares outstanding used to compute basic earnings per share were 1,375,880 and 1,395,165 for the periods ended
February 27, 1998 and February 28, 1997, respectively, and for computing diluted earnings per share were 1,385,403 and 1,408,271 for the same respective periods. Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are calculated based on the same number of shares plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method. The implememtation of Statement of Accounting Standards No. 128 "Earnings per Share" did not have a material impact on the financial statements.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Forward Looking Statements:

     This report contains certain forward looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These risk factors include, among others, general economic and market conditions, the rate of growth in the footwear market and consumer acceptance of the Company's product line, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-Q for the quarter ended February 27, 1998.


Liquidity and Capital Resources:

     At February 27, 1998, Penobscot Shoe Company had working capital of approximately $10,728,000 versus approximately $10,499,000 at November
28, 1997, an increase of $229,000. The ratio of current assets to current liabilities at February 27, 1998, was 5.2 to 1, compared to 6.9 to 1, at November 28, 1997.

     The statement of cash flows for the three months ended February 27, 1998, shows an increase of $200,000 in cash and cash equivalents since November
28, 1997.  The Company's operations provided $339,000 since November 28,
1997, including net income of $348,000 and ordinary fluctuations in various current asset and liability accounts. The fluctuations included increases in inventory, accounts receivable and accounts payable, all mainly as a result of timing. The Company's quarterly dividend amounted to a use of $69,000 during the period. The Company used $10,000 for purchases of capital equipment and used $60,000 to purchase treasury stock.

     Management believes that Penobscot Shoe Company remains financially well structured to consider a variety of financing options should the need arise and will make choices depending on economic conditions at the time. Options available include conversion of marketable securities held by the Company into cash and cash equivalents. The Company also has an established line of credit with a major bank available for direct borrowing at the prime rate minus 1.5% should the need arise.


Results of Operations:

      Net sales for the quarter ended February 27, 1998, were $4,784,000, up 17% from $4,103,000 in the same quarter last year. Net income for the current quarter was $348,000, or $.25 per share, compared to $149,000, or $.11 per share, in the corresponding quarter last year. Gains from the sales of securities contributed $126,000, or $.09 per share to the current quarter's earnings. Such gains last year amounted to only $6,000, or less than $.01 per share. Last year's first quarter benefited from a LIFO gain that amounted to approximately $116,000, or $.08 per share. There was no such LIFO gain in the current quarter.

     The increase in net sales versus last year was due to the success of our Spring '98 line. This collection has generated significant at-once orders to date. However, advance bookings for Fall '98 have been adversley affected by reduced boot bookings due to the unusually mild winter of 97/98. Overall, assuming continued positive response to product at retail, the Company expects to produce a moderate increase in sales for the full year.

     Cost of sales was 66.3% of net sales in the first quarter compared to 67.6% a year ago resulting in gross profit margins of 33.7% and 32.4% in the 1998 and 1997 quarters, respectively. Last year, the first quarter included a pre-tax LIFO liquidation gain of $193,000. Without the LIFO gain, the gross profit margin in that quarter would have been 27.7%. No LIFO liquidation gain was realized in the first quarter of this year.

     Selling and administrative costs in the first quarter were approximately 11% higher that last year. Increased expenditures on new product development, strengthened marketing and sales programs and variable costs accounted for most of the increase.

     Other income in the first quarter of 1998 was $238,000, pre-tax, compared to $62,000 in the same quarter last year. Gains from the sale of securities contributed $210,000, pre-tax, in the first quarter. Such gains last year amounted to only $10,000, pre-tax.

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




                                          Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    March 27, 1998                        Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:    March 27, 1998                        David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration