Form 10-Q
period 1998-05-29
PENOBSCOT SHOE CO
filed 1998-06-25
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 29, 1998

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

Common stock of 1,374,991 shares, $1 par value, was outstanding at May 29, 1998.

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                                  May 29, 1998         November 28, 1997
                                   (Unaudited)             (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents            $ 1,097               $   403
  Marketable Securities                3,463                 3,457
  Accounts receivable                  3,238                 3,753
  Inventories (Note 2)                 4,043                 4,283
  Other current assets                   478                   382
                                     _______               _______
        TOTAL CURRENT ASSETS         $12,319               $12,278

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                          $ 1,437               $ 1,437
  All Other                              489                   474
  Less accumulated depreciation
    and amortization                   1,671                 1,618
                                     _______               _______
        NET PROPERTY AND EQUIPMENT   $   254               $   293
                                     _______               _______
  TOTAL ASSETS                       $12,573               $12,571
                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $ 1,086               $   597
  Notes payable			           0	      	       750
  Other current liabilities              366                   431
                                     _______               _______
        TOTAL CURRENT LIABILITIES    $ 1,452               $ 1,778

DEFERRED INCOME TAXES                $   109               $   109

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                 $ 1,533               $ 1,533
  Capital in excess of par value       1,109                 1,109
  Retained earnings                    8,735                 8,392
  Add net unrealized gain on
    available-for-sale securities        495                   449
  Less treasury stock at cost
   158,051 and 148,051 shares            859                   799

         NET SHAREHOLDERS' EQUITY    _______               _______
           (Note 3)                  $11,012               $10,684

TOTAL LIABILITIES AND SHARE-         _______               _______
  HOLDERS' EQUITY                    $12,573               $12,571
                                     =======               =======

Note: (a) The balance sheet at November 27, 1998, has been derived from the audited financial statements at that date.



See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                    For the                     For the
                              Second Quarter Ended          Six Months Ended
                               May 29      May 30         May 29        May 30
                                1998        1997           1998          1997
Net Sales                      $4,236        $2,439       $9,020         $6,541

Cost and operating expenses:

  Cost of sales                 2,933         1,594        6,106          4,367
  Selling and administrative
    expenses                    1,111           984        2,380          2,130
                               _______       _______      _______        _______
Operating income                  192          (140)         534             44

Other income                       27            45          265            107
                               _______       _______      _______        _______
Income before income taxes        219           (95)         799            151

Income taxes                       86           (40)         319             57
                               _______       _______      _______        _______
Net income                      $ 133         $ (55)       $ 481          $  94
                               =======       =======      =======        =======
Earnings Per Share:

  Basic                         $0.10        $(0.04)       $0.35          $0.07
  Diluted                       $0.10        $(0.04)       $0.35          $0.07

  Cash dividends per share       0.05          0.05         0.10           0.10

Average number of common shares
  outstanding               1,374,991     1,388,864    1,375,433      1,391,989

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
          For Six Months Ended May 29, 1998 and May 30, 1997
                            (In thousands)
                                        1998                  1997
Cash flows from operating
  activities:

  Net cash provided by
    operating activities               $ 905                 $  996

Cash flows from investing
  activities:

  Proceeds from sale of assets             0                      0

  Capital expenditures                   (14)                  (170)
                                       _______                _______
    Net cash (used) by
      investing activities               (14)                  (170)

Cash flows from financing activities:

  Dividends paid                        (137)                  (139)

  Purchase of treasury stock             (60)                   (44)

    Net cash (used) by                _______                _______
      financing activities              (197)                  (183)

    Net increase in                   _______                _______
      cash and cash equivalents          694                    643

Cash and cash equivalent at
  beginning of period                    403                    548

Cash and cash equivalent at           _______                _______
  end of period                       $ 1,097                $ 1,191
                                      =======                =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $  17                 $    0

    Income taxes                        535                    384

                        PENOBSCOT SHOE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of May 29, 1998, the statements of income for the second quarter ended May 29, 1998 and May 30, 1997, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at May 29, 1998 and for the other periods presented. The results of operations for the period ended May 29, 1998 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            5/29/98     11/28/97      5/30/97
FIFO Cost:
    finished shoes           $4,315       $4,386       $4,156
    raw materials                21           15           17
                             _______     _______      _______
                             $4,336       $4,401       $4,173
Excess of FIFO cost over
LIFO inventory value           (293)        (117)        (140)
                             _______     _______      _______
                             $4,043       $4,283       $4,033
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the six months ended May 29, 1998, shareholders' equity changed due to the net income of $481,000, dividends declared of $137,000, purchases of treasury stock of $60,000 and a $46,000 increase in the net unrealized gain an available-for-sale securities held by the Company.


4.  EARNINGS PER SHARE

    The weighted average number of shares outstanding used to compute basic earnings per share were 1,374,991 and 1,388,864 for the quarter ended
May 29, 1998 and May 30, 1997, respectively, and for computing diluted earnings per share were 1,386,011 and 1,400,930 for the same respective periods. For the six months year-to-date ended May 29, 1998 and May 30, 1997, the shares used to compute basic earnings per share were 1,375,433 and 1,391,989 and for diluted earnings per share were 1,385,562 and 1,404,561, respectively. Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are calculated based on the same number of shares plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method. The implememtation of Statement of Accounting Standards No. 128 "Earnings per Share" did not have a material impact on the financial statements.

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Forward Looking Statements:

     This report contains certain forward looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These risk factors include, among others, general economic and market conditions, the rate of growth in the footwear market and consumer acceptance of the Company's product line, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-Q for the quarter ended May 29, 1998.


Liquidity and Capital Resources:

     At May 29, 1998, Penobscot Shoe Company had working capital of approximately $10,868,000 versus approximately $10,499,000 at November 28, 1997, an increase of $369,000. 8.55.2 to 1, compared to 6.9 to 1, at
November 28, 1997.

     The statement of cash flows for the six months ended May 29, 1998, shows an increase of $694,000 in cash and cash equivalents since November
28, 1997.  The Company's operations provided $905,000 since November 28,
1997, including net income of $481,000 and ordinary fluctuations in various current asset and liability accounts. The fluctuations included an increase in accounts payable, and decreases in inventory and accounts receivable, all mainly as a result of timing. The Company's quarterly dividend amounted to a use of $137,000 during the period. The Company used $14,000 for purchases of capital equipment and used $60,000 to purchase treasury stock.

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


Results of Operations:

      Net sales for the second quarter ended May 29, 1998, were $4,236,000, up 74% from $2,439,000 last year. Net income for the current quarter $133,000, or $.10 per share, compared to the net loss of $55,000, or $.04 per share incurred in the second quarter last year. Net income in the second quarter last year benefited from a LIFO gain of approximately $41,000, or $.03 per share.
The current year had no such LIFO gain.

      For the six-months year-to-date, net sales were $9,020,000, up 38% from $6,541,000 a year ago. Net income for the year-to-date period was $481,000, or $.35 per share, versus $94,000, or $.07 per share last year. In the first six months last year, net income included LIFO gains totaling approximately $157,000, or $.11 per share. The current year-to-date period did not benefit from any LIFO gain. For the six months year-to-date periods, gains from the sales of securities amounted to approximately $125,000, or $.09 per share in 1998, and $6,000, or less than $.01 per share in 1997.

      The increase in sales versus last year was due to the continued success of our Spring '98 line at retail. At-once orders for the collection are double those of the corresponding period in 1997. The sales growth was a result of volume and not due to an increase in average selling price. Currently, advance bookings of Fall '98 merchandise to be delivered in the second half of the year are slightly ahead of last year.

      Cost of sales was 69.2% in the second quarter compared to 65.4% in the same period last year, resulting in gross profit margins of 30.8% and 34.6% in the 1998 and 1997 quarters respectively. During the second quarter last year a LIFO liquidation gain of $69,000, pre-tax, benefited margins. Without that LIFO gain, the gross profit margin in the second quarter of 1997 would have been 31.8%. No LIFO gains have been realized in the current quarter.

      Selling and administrative costs in the second quarter were approximatley $127,000 higher that last year. Approximatley 66% of this increase was based on costs variable on sales volume. The balance of the higher costs reflects investment in new sales and marketing efforts.

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




                                          Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    June 22, 1998                         Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:    June 22, 1998                         David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration