Form 10-Q
period 1998-08-28
PENOBSCOT SHOE CO
filed 1998-10-13
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 28, 1998

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

Common stock of 1,378,891 shares, $1 par value, was outstanding at August 28, 1998.

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                                 August 28, 1998       November 28, 1997
                                   (Unaudited)             (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents            $   686               $   403
  Marketable Securities                3,198                 3,457
  Accounts receivable                  4,011                 3,753
  Inventories (Note 2)                 5,533                 4,283
  Other current assets                   426                   382
                                     _______               _______
        TOTAL CURRENT ASSETS         $13,854               $12,278

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                          $ 1,444               $ 1,437
  All Other                              494                   474
  Less accumulated depreciation
    and amortization                   1,699                 1,618
                                     _______               _______
        NET PROPERTY AND EQUIPMENT   $   239               $   293
                                     _______               _______
  TOTAL ASSETS                       $14,093               $12,571
                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $ 1,222               $   597
  Notes payable  		                      972           	       750
  Other current liabilities              625                   431
                                     _______               _______
        TOTAL CURRENT LIABILITIES    $ 2,819               $ 1,778

DEFERRED INCOME TAXES                $   109               $   109

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                 $ 1,533               $ 1,533
  Capital in excess of par value       1,109                 1,109
  Retained earnings                    9,172                 8,392
  Add net unrealized gain on
    available-for-sale securities        189                   449
  Less treasury stock at cost
   154,151 and 145,351 shares            838                   799

         NET SHAREHOLDERS' EQUITY    _______               _______
           (Note 3)                  $11,165               $10,684

TOTAL LIABILITIES AND SHARE-         _______               _______
  HOLDERS' EQUITY                    $14,093               $12,571
                                     =======               =======

Note: (a) The balance sheet at November 28, 1997, has been derived from the audited financial statements at that date.



See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                     For the                     For the
                               Third Quarter Ended           Nine Months Ended
                             August 28     August 29      August 28     August 29
                                1998          1997           1998          1997
Net Sales                      $5,637        $3,864        $14,657       $10,405

Cost and operating expenses:

  Cost of sales                 3,782         2,634          9,888         7,001
  Selling and administrative
    expenses                    1,226         1,091          3,606         3,221
                               _______       _______       _______        _______
Operating income                  629           139          1,163           183

Other income                      216           180            481           287
                               _______       _______       _______        _______
Income before income taxes        845           319          1,644           470

Income taxes                      339           126            658           183
                               _______       _______       _______       _______
Net income                      $ 506         $ 193        $   986       $   287
                               =======       =======       =======       =======
Earnings Per Share:

  Basic                         $0.37         $0.14        $0.72          $0.21
  Diluted                       $0.36         $0.14        $0.71          $0.20

  Cash dividends per share       0.05          0.05         0.15           0.15

Average number of common shares
  outstanding
	Basic                      1,377,889     1,387,796    1,376,255      1,390,589
	Diluted              		    1,391,441	    1,400,253    1,387,886      1,403,133

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
       For Nine Months Ended August 28, 1998 and August 29, 1997
                            (In thousands)
                                        1998                  1997
Cash flows from operating
  activities:

  Net cash provided by
    operating activities               $  554                 $  556

Cash flows from investing
  activities:

  Proceeds from sale of assets              0                      0

  Capital expenditures                    (26)                  (191)
                                        _______                _______
    Net cash (used) by
      investing activities                (26)                  (191)

Cash flows from financing activities:

  Dividends paid                         (206)                  (209)

  Purchase of treasury stock              (39)                   (45)

    Net cash (used) by                 _______                _______
      financing activities               (245)                  (254)

    Net increase in                    _______                _______
      cash and cash equivalents           283                    111

Cash and cash equivalent at
  beginning of period                     403                    548

Cash and cash equivalent at            _______                _______
  end of period                        $  686                 $  659
                                       =======                =======


Supplemental Disclosure of Cash Flow Information
   Cash paid during the year-to-date period for:

    Interest                           $  23                  $    9

    Income taxes                         538                     387

                        PENOBSCOT SHOE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of August 28, 1998, the statements of income for the third quarter ended August 28, 1998 and August 29, 1997, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at August 28, 1998 and for the other periods presented. The results of operations for the period ended August 28, 1998 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            8/28/98     11/28/97      8/29/97
FIFO Cost:
    finished shoes           $5,630       $4,386       $5,477
    other materials              15           14           14
                             _______     _______      _______
                             $5,645       $4,400       $5,491
Excess of FIFO cost over
LIFO inventory value           (112)        (117)        (108)
                             _______     _______      _______
                             $5,533       $4,283       $5,383
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the nine months ended August 28, 1998, shareholders' equity changed due to the net income of $986,000, dividends declared of $206,000, purchases of treasury stock of $39,000 and a $260,000 decrease in the net unrealized gain an available-for-sale securities held by the Company.


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

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Forward Looking Statements:

     This report contains certain forward looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These risk factors include, among others, general economic and market conditions, the rate of growth in the footwear market and consumer acceptance of the Company's product line, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-Q for the quarter ended August 28, 1998.


Liquidity and Capital Resources:

     At August 28, 1998, Penobscot Shoe Company had working capital of approximately $11,035,000 versus approximately $10,499,000 at November
28, 1997, an increase of $536,000. The ratio of current assets to current liabilities at August 28, 1998 was 4.9 to 1, compared to 6.9 to 1, at November 28, 1997.

     The statement of cash flows for the nine months ended August 28, 1998, shows an increase of $283,000 in cash and cash equivalents since November
28, 1997.  The Company's operations provided $554,000 since November 28,
1997, including net income of $986,000 and ordinary fluctuations in various current asset and liability accounts. The fluctuations included an increase in accounts payable, inventory and accounts receivable, all mainly as a result of increased sales levels. The Company's quarterly dividend amounted to a use of $206,000 during the period. The Company used $26,000 for purchases of capital equipment and used $39,000 to purchase treasury stock.

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


Year 2000 Disclosure:

     The Company is in the process of assessing its Year 2000 exposure as it pertains to management and operational information systems, key outside vendor and key customer Year 2000 compliance programs. This assessment is being supervised and conducted by the Company's in-house information technology staff and is expected to be completed by the end of 1998. Plans to address areas of particular concern are expected to be finalized by February 28, 1999. At this time, the Company is unable to determine the actual cost of correcting any deficiencies found during the assessment, however, based on the fact that no significant unanticipated remedial costs have been identified to date, the Company does not anticipate that the ultimate costs of any required remediation will be significant.

     Based on the Company's assessment, the Company presently believes that with minor modifications to existing software the Year 2000 Issue will not pose significant operational problems for its computer systems. The software used by the Company in its operations was developed over time by in-house programmers. Unlike many other software programs that used a two digit date (ie "98" for "1998") and have led to the problems now being addressed worldwide, our system was based on the use of a one digit date (ie "8" for "1998"). As a result, many of the issues being faced for the Year 2000 problems were faced previously in the period of 1989-1990. This experience should allow the Company to utilize in-house staff to make the modifications needed to be Year 2000 compliant, and
to make those modifications at a relatively modest cost.   However, if such
modifications are not made, or are not completed in a timely manner, the Year 2000 Issue could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to correctly process some transactions, send invoices, or engage in similar normal business activities. The Company's ongoing assessment of Year 2000 risks relating to non-information technology components such as internal tele-communications, heating and ventilation equipment has not revealed any problem.

      The Company is in the process of initiating formal communications with significant suppliers, shippers, telecommunications companies and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. The Company is dependent on many outside resources for both products and services. Regardless of the Company's efforts to verify Year 2000 compliance with domestic and non-domestic third parties involved in sourcing, manufacturing, shipping and ordering, there can be no assurance that one or more of such third parties will not encounter a Year 2000 problem that would materially and adversely impact the Company's results of operations. The failure of some of these third parties to be Year 2000 compliant could have a material adverse impact on the Company's ability to deliver product. The Company is in the process of identifying contingency arrangements to minimize the adverse impact of third party Year 2000 problems that could interfere with the Company's operations.


Results of Operations:

      Net sales for the third quarter ended August 28, 1998, were $5,637,000, up 46% from net sales of $3,864,000 last year. Net income in the current quarter was $506,000, or $.37 per share, compared to net income of $193,000, or $.14 per share, a year ago. Gains from the sales of securities contributed approximately $.08 per share to the third quarter earnings compared to approximately $.06 per share a year ago.

      For the nine-months year-to-date, net sales were $14,657,000, up 41% from $10,405,000 a year ago. Net income for the year-to-date period was $986,000, or $.72 per share, versus $287,000, or $.21 per share last year. Gains from the sales of securities added $.17 and $.07 per share to year-to-date earnings in 1998 and 1997, respectively.

      The significant increase in net sales and profits compared to last year was primarily due to the strength of Trotters footwear at retail. Reorders shipped during the third quarter were 75% higher than the corresponding period last year, 63,500 pairs versus 36,200 in 1997. Shipments of closed shoe initial orders during the quarter also exceeded last years pairs significantly, 107,000 pairs compared to 62,300, a 71% increase.

     The early delivery of fall merchandise accounted for much of this increase in initial order shipments. While most of the sales increase was due to volume factors, approximately 14% of the increase was a result of higher average selling price. The mix of products shipped in the quarter contained fewer winter boots which have a lower average selling price than our fall shoes.

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




                                          Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    September 25, 1998                    Paul Hansen
                                         _________________________
                                         By:   Paul Hansen
                                         President and
                                         Chief Executive Officer

Date:    September 25, 1998                    David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration