Form 10-K
period 1998-11-27
PENOBSCOT SHOE CO
filed 1999-02-25
CIK 77326

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended November 27, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___ No_____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   On February 9, 1999, there were 1,378,290 shares of the registrant's common stock, $1.00 par value, outstanding. The aggregate market value of the 646,531 shares of stock held by all non-affiliates of the registrant, based on the closing price of the stock on the American Stock Exchange on that date, was $6,061,228.

Documents Incorporated By Reference

Incorporated Documents                     Form - 10K Reference

Annual Report to Stockholders for the      Parts II, IV
    fiscal year ended November 27, 1998

Proxy Statement dated March 1, 1999    Part III

        This report consists of 23 sequentially numbered pages. The indices of exhibits may be found on pages 7 and 11.


                                PART I

ITEM 1.  BUSINESS

     a)  The Registrant's Products and Services

     The Registrant, Penobscot Shoe Company (herein referred to as the "Company"), was incorporated in 1935, and has been engaged in the design, importing and sale of branded footwear to retailers. Its principal products today are women's dress, tailored and casual footwear, including boots and sandals, selling in the moderate price range.

     In 1998, all of the Company's sales were made under the exclusive brand name, TROTTERS, to approximately 1,600 locations.

      To achieve these sales, the Company employs a national sales force which is compensated on a commission basis. The efforts of this sales force and the identity and value of the Company's principal trademark, TROTTERS, are supported by trade advertising on a national basis, cooperative advertising programs and promotional assistance to retailers.

    The Company is continually seeking new customers, but, since it does not have long-term contracts with its customers, there can be no assurance that its business will be constant or grow. On February 5, 1999, the Company had orders in-house of approximately $6,206,000, as compared to orders of approximately $6,130,000 one year ago. Changes in backlog do not necessarily indicate sales trends, as in-house orders frequently fluctuate according to customers' inventory plans as well as the Company's ability to deliver.

  Net sales for 1998 increased 32% from the preceding year which had decreased by 4% from 1996. The increase in net sales and the resulting profits were primarily due to the strong performance of Trotters at retail. A combination of appealing styles and improved distribution led to the growth. Most of the increase was a result of increased volume. The average price increased approximately 4% from last year.

  The Company's focus in 1999 will be to continue its successful styling efforts while looking for opportunities to further grow the business.

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


ITEM 1.  BUSINESS (continued)

     (a) The Registrant's Products and Services (continued)

      The Company had approximately 42 employees on November 27, 1998, while the number of employees at November 28, 1997 was also 42.

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

          (3)  Forward-Looking Statements

       This report contains certain forward looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, among others, general economic and market conditions, the rate of growth in the footwear market and consumer acceptance of the Company's product line, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended November 27, 1998.

          (4)  Year 2000 Disclosure

     The Company continues to assess and work to mitigate its Year 2000 exposure as it pertains to management and operational information systems, key outside vendor and key customer Year 2000 compliance programs.

The assessment of all internal management and operational information systems is being supervised and conducted by a team led by the Vice President of Finance and Administration that includes the Company's in-house information technology staff. The assessment of all critical internal systems is complete and necessary modifications and testing are underway. Priority has been given to certain key elements of our systems and accordingly, modifications to the order processing and inventory management portions of our system have been completed. Testing is underway to determine if any further modifications are necessary in this area. It is anticipated that all research and modifications on all remaining portions of our internal management and operational information systems will be completed by May 31, 1999. Testing will continue throughout the year and into early 2000 as we watch for any unforeseen problems that may arise. At this time, the Company is unable to determine the actual cost of correcting any deficiencies found during the assessment.
Based on the fact that no significant unanticipated remedial costs have been identified to date, the Company does not anticipate that the ultimate costs of any additional required remediation will be significant.

Based on the Company's efforts to date, the Company presently believes that with minor modifications to existing software the Year 2000 Issue will not pose significant operational problems for its computer systems. The software used by the Company in its operations was developed over time by in-house programmers. Unlike many other software programs that used a two digit date and have led to the problems now being addressed worldwide, the Company's system was based on the use of a one digit date. As a result, many of the issues being faced for the Year 2000 problems were faced previously in the period of 1989-1990. This experience should allow the Company to utilize in-house staff to make the modifications needed to be Year 2000 compliant, and to make those modifications at a relatively modest
cost.   However, if such modifications are not made, or are not completed in a timely manner, the Year 2000 Issue could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to correctly process some transactions, send invoices, or engage in similar normal business activities. The Company's ongoing assessment of Year 2000 risks relating to non-information technology components such as internal telecommunications, heating and ventilation equipment has not revealed any problem.

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

                               PART I

ITEM 1.  BUSINESS (continued)

     (c)  Executive Officers of the Registrant

   The following is a list of the Company's executive officers, their ages, positions and offices, as of November 27, 1998:


  Name           Age             Position presently held and period of service
Paul Hansen*      58              President and Chief Executive Officer from
                                  1994 until 1998, Chief Operating Officer
                                  from 1988 to 1993, Treasurer from 1986 to
                                  1994 and Executive Vice President from 1981 to
                                  1988. Employed by the Company since 1966.

Wilhelm Pfander   61              Vice President since 1977.
                                  Employed by the Company since 1963.

David L. Keane    46              Vice President since 1987, Treasurer since
                                  1994.  Employed by the Company since 1985.

William Hoskins   57              Vice President since 1994.  Employed by the
                                  Company since 1993.

Gerald E. Rudman  70              Clerk since 1969, Director since 1975.
                                  Company General Counsel.

* On December 27, 1998, Paul Hansen passed away suddenly. The Chairman of the Board, Irving Kagan, assumed the responsibilities as Chief
Executive Officer on December 30, 1998.

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

                              PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Reference is made to the information set forth on page 23 of the Company's annual report to stockholders for the fiscal year ended November 27, 1998 ("1998 Annual Report"), filed herewith as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

  Reference is made to the Selected Financial Data set forth on page 23 of the Company's 1998 Annual Report filed herewith as Exhibit 13.


                              PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on page 22 of the Company's 1998 Annual Report, filed herewith as Exhibit 13.


ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

      Incorporated by reference from the financial statements of the Company included in the 1998 Annual Report, filed herewith as Exhibit 13.
See Index to Financial Statements and Schedules set forth in response to Part IV, Item 14 of this Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     Not applicable

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

      Identification of Directors and Directorships

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about March 5, 1999.

Reference is made to the Form 8-K filed with the Securities and Exchange Commission on January 7, 1999.


Identification of Executive Officers

This information is set forth in Part I, Item 1 (c) of this report.

Reference is made to the Form 8-K filed with the Securities and Exchange Commission on January 7, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about March 5, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Reference is made to the information set forth in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission on or about March 5, 1999.


                              PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     Not applicable

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  1. and 2.  Financial Statements and Financial Statement Schedules:

       Incorporated by reference to the financial statements of the Company included in the 1998 Annual Report filed herewith as Exhibit 13.
See the Index to Financial Statements and Schedules included with the Additional Financial Statements and Schedules filed with this Annual Report.

(a)  3.  Exhibits:

     The index on page 13, directly preceding the exhibits, lists all of the exhibits either filed as a part of this annual report or incorporated herein by reference.

(b)  Reports on Form 8-K:

     Reference is made to the Form 8-K filed with the Securities and Exchange Commission on January 7, 1999.

                              SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PENOBSCOT SHOE COMPANY




                           Irving Kagan
                      By:  Irving Kagan
                           Chairman and
                           Chief Executive Officer




                           David L. Keane
                      By:  David L. Keane
                           Vice President/Finance and Administration

Date:  February 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 Irving Kagan            Date      Gerald E. Rudman            Date
 Director                          Director

PENOBSCOT SHOE COMPANY
FINANCIAL STATEMENTS
FORM 10K, PART IV, ITEM 14 (a)1 AND (a)2
YEAR ENDED NOVEMBER 27, 1998

PENOBSCOT SHOE COMPANY
FINANCIAL STATEMENTS
FORM 10K, PART IV, ITEM 14 (a)1 AND (a)2

(a)  1.  Financial Statements

     The report of independent certified public accountants and the following financial statements of the registrant included in the Annual Report of the registrant to its stockholders for the year ended November 27, 1998, are incorporated herein by reference:

      Balance sheets at November 27, 1998 and November 28, 1997
      Statements of  income for the years ended November 27, 1998,
           November 28, 1997, and November 29, 1996
      Statements of shareholders' equity for the years ended November 27,
           1998, November 28, 1997, and November 29, 1996
      Statements of cash flows for the years ended November 27, 1998,
           November 28, 1997, and November 29, 1996
      Notes to financial statements

     2.  Financial Statement Schedules

        Report of independent certified public accountants
        Schedule II - Valuation and qualifying accounts and reserves

   Other schedules have been omitted because they are either not required, not applicable, or the information is given in the Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Penobscot Shoe Company
Old Town, Maine

     The audits referred to in our report dated January 12, 1999, relating to the financial statements of Penobscot Shoe Company which is incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended November 27, 1998, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.


Boston, Massachusetts
January 12, 1999                   BDO Seidman, LLP




                        PENOBSCOT SHOE COMPANY
      SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            (In Thousands)



                           	   	Column A    Column B     Column C    Column D    Column E
      							                                     Additions         Deductions

                                Balance at  Charged to  Charged to                Balance
                                beginning   costs and   other accts               at end
                                of period   expenses    -describe  -describe     of period
Deducted from Assets to
Which they Apply:

For the Year Ended November 27, 1998
Reserve for Doubtful Accounts    $300        $248                  $145(a)      $403
Reserve for Cash Discounts         27                                18            9
Reserve for Returns & Allowances  151                                37          114
                                 $478        $248        $0        $200         $526


For the Year Ended November 28, 1997
Reserve for Doubtful Accounts    $323        $185                  $208(a)      $300
Reserve for Cash Discounts         23           4                                 27
Reserve for Returns & Allowances  124          27                                151
                                 $470        $216        $0        $208         $478


For the Year Ended November 29, 1996
Reserve for Doubtful Accounts    $335        $132                  $144(a)      $323
Reserve for Cash Discounts         22           1                                 23
Reserve for Returns & Allowances  111          13                                124

                                 $468        $146        $0        $144         $470




Note (a) - Accounts written off net of recoveries.


                       Index to Exhibits

 3(a) Articles of Incorporation and by-laws of the Registrant, filed with the Commission in 1965 as Exhibit 3(a) to the Registrant's Form S-1 Registration Statement (Registration No. 2-23907) are incorporated herein by reference.

13     Annual Report to Stockholders for the fiscal year ended
        November 27, 1998.