Form 10-Q
period 1999-02-26
PENOBSCOT SHOE CO
filed 1999-04-08
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 26, 1999

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

Common stock of 1,378,291 shares, $1 par value, was outstanding at February 26, 1999.

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                               February 26, 1999       November 27, 1998
                                   (Unaudited)             (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents            $   924               $   454
  Marketable Securities                3,748                 3,757
  Accounts receivable                  3,854                 3,825
  Inventories (Note 2)                 5,316                 6,568
  Other current assets                   511                   575
                                     _______               _______
        TOTAL CURRENT ASSETS         $14,353               $15,179

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                          $ 1,443               $ 1,443
  All Other                              506                   496
  Less accumulated depreciation
    and amortization                   1,751                 1,725
                                     _______               _______
        NET PROPERTY AND EQUIPMENT   $   198               $   214
                                     _______               _______
  TOTAL ASSETS                       $14,551               $15,393
                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $ 1,350               $ 1,088
  Notes payable  		                        0           	     1,475
  Other current liabilities              825                   802
                                     _______               _______
        TOTAL CURRENT LIABILITIES    $ 2,175               $ 3,365

DEFERRED INCOME TAXES                $   168               $   168

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                 $ 1,533               $ 1,533
  Capital in excess of par value       1,109                 1,109
  Retained earnings                    9,929                 9,602
  Add net unrealized gain on
    available-for-sale securities        476                   455
  Less treasury stock at cost
   154,152 shares                        839                   839

         NET SHAREHOLDERS' EQUITY    _______               _______
           (Note 3)                  $12,209               $11,860

TOTAL LIABILITIES AND SHARE-         _______               _______
  HOLDERS' EQUITY                    $14,551               $15,393
                                     =======               =======

Note: (a) The balance sheet at November 27, 1998, has been derived from the audited financial statements at that date.



See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                     For the
                               First Quarter Ended
                            February 26     February 27
                                1999           1998
Net Sales                      $5,705        $4,784

Cost and operating expenses:

  Cost of sales                 3,715         3,172
  Selling and administrative
    expenses                    1,397         1,269
                               _______       _______
Operating income                  592           342
Other income                       69           238
                               _______       _______
Income before income taxes        661           581

Income taxes                      264           233
                               _______       _______
Net income                      $ 396         $ 348
                               =======       =======
Earnings Per Share:

  Basic                         $0.29         $0.25
  Diluted                       $0.28         $0.25

  Cash dividends per share       0.05          0.05

Average number of common shares
  outstanding
	Basic                      1,378,291     1,375,880
	Diluted              		    1,393,075     1,385,403

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
       For Three Months Ended February 26, 1999 and February 27, 1998
                            (In thousands)
                                        1999                  1998
Cash flows from operating
  activities:

  Net cash provided by
    operating activities               $  549                 $  339

Cash flows from investing
  activities:

  Proceeds from sale of assets              0                      0

  Capital expenditures                    (10)                   (10)
                                        _______                _______
    Net cash (used) by
      investing activities                (10)                   (10)

Cash flows from financing activities:

  Dividends paid                          (69)                   (69)

  Purchase of treasury stock                0                    (60)

    Net cash (used) by                 _______                _______
      financing activities                (69)                  (129)

    Net increase in                    _______                _______
      cash and cash equivalents           470                    200
Cash and cash equivalent at
  beginning of period                     454                    403

Cash and cash equivalent at            _______                _______
  end of period                        $  924                 $  603
                                       =======                =======


Supplemental Disclosure of Cash Flow Information
   Cash paid during the year-to-date period for:

    Interest                           $  16                  $    8

    Income taxes                          82                     173

                        PENOBSCOT SHOE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of February 26, 1999, the statements of income for the first quarter ended February 26, 1999 and February 27, 1998, and the condensed statements of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at February 26, 1999 and for the other periods presented. The results of operations for the period ended February 26, 1999 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            2/26/99     11/27/98      2/27/98
FIFO Cost:
    finished shoes           $5,645       $6,867       $4,917
    other materials               9           11           19
                             _______     _______      _______
                             $5,654       $6,878       $4,936
Excess of FIFO cost over
LIFO inventory value           (338)        (310)        (249)
                             _______     _______      _______
                             $5,316       $6,658       $4,687
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the three months ended February 26, 1999, shareholders' equity changed due to the net income of $396,000, dividends declared of $69,000, and a $21,000 increase in the netunrealized gain an available-for-sale securities held by the Company.


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

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Forward Looking Statements:

     This report contains certain forward looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These risk factors include, among others, general economic and market conditions, the rate of growth in the footwear market and consumer acceptance of the Company's product line, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-Q for the quarter ended February 26, 1999.


Liquidity and Capital Resources:

     At February 26, 1999, Penobscot Shoe Company had working capital of approximately $12,179,000 versus approximately $11,815,000 at November
27, 1998, an increase of $364,000. The ratio of current assets to current liabilities at February 26, 1999 was 6.6 to 1, compared to 4.5 to 1, at November 27, 1998.

     The statement of cash flows for the three months ended February 26, 1999, shows an increase of $470,000 in cash and cash equivalents since November
27, 1998.  The Company's operations provided $549,000 since November 27,
1998, including net income of $396,000 and ordinary fluctuations in various current asset and liability accounts. The fluctuations included an increase in accounts payable and accounts receivable, as well as a decrease in inventory. The Company's quarterly dividend amounted to a use of $69,000 during the period. The Company used $10,000 for purchases of capital equipment.

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

The Company is in the process of communicating with significant suppliers, shippers, telecommunications companies and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. The Company is dependent on many outside resources for both products and services. Regardless of the Company's efforts to verify Year 2000 compliance with domestic and non-domestic third parties involved in sourcing, manufacturing, shipping and ordering, there can be no assurance that one or more of such third parties will not encounter a Year 2000 problem that would materially and adversely impact the Company's results of operations. The failure of some of these third parties to be Year 2000 compliant could have a material adverse impact on the Company's ability to deliver product. The Company is in the process of identifying contingency arrangements to minimize the adverse impact of third party Year 2000 problems that could interfere with the Company's operations.

Results of Operations:

      Net sales for the quarter ended February 26, 1999, were $5,705,000, up 19% from $4,784,000 in the same quarter last year. Net income for the current quarter was $396,000, or $.29 per share, compared to net income of $348,000, or $.25 per share, in the corresponding quarter last year.

The increase in net sales versus last year was due to the continuing strong performance of Trotters at retail. Operating income increased by 73% over the prior year's first quarter.

Both operating income and earnings for the first quarter were reduced by a one-time charge of approximately $175,000, pre-tax, to recognize a death benefit liability due to the death of a corporate officer. The impact of this expense was to reduce first quarter earnings by approximately $.08 per share.

The gross profit margin for the first quarter was 34.9% compared to 33.7% in the corresponding period last year. This modest improvement was primarily due to the higher sales volume in the quarter.

Gains from the sales of securities contributed $25,000, or $.02 per share to the current quarter's earnings. Such gains last year amounted to $126,000, or $.09 per share.


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits

                Exhibit 27.  Financial Data Schedule

            (b) Reports on Form 8-K

                Form 8-K was filed with the Securities and Exchange Commission on January 7, 1999

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




                                          Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    April 8, 1999                         Irving Kagan
                                         _________________________
                                         By:   Irving Kagan
                                         Chairman of the Board and
                                         Chief Executive Officer

Date:    April 8, 1999                         David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration