Form 10-Q
period 1999-05-28
PENOBSCOT SHOE CO
filed 1999-07-02
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 28, 1999

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

Common stock of 1,388,291 shares, $1 par value, was outstanding at May 28, 1999.

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                                  May 28, 1999         November 27, 1998
                                   (Unaudited)             (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents            $ 1,663               $   454
  Marketable Securities                3,849                 3,757
  Accounts receivable                  3,127                 3,825
  Inventories (Note 2)                 5,679                 6,568
  Other current assets                   435                   575
                                     _______               _______
        TOTAL CURRENT ASSETS         $14,752               $15,179

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                          $ 1,443               $ 1,443
  All Other                              445                   496
  Less accumulated depreciation
    and amortization                   1,721                 1,725
                                     _______               _______
        NET PROPERTY AND EQUIPMENT   $   167               $   214
                                     _______               _______
  TOTAL ASSETS                       $14,919               $15,393
                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $ 1,208               $ 1,088
  Notes payable	            		             0	                1,475
  Other current liabilities              847                   802
                                     _______               _______
        TOTAL CURRENT LIABILITIES    $ 2,055               $ 3,365

DEFERRED INCOME TAXES                $   168               $   168

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                 $ 1,533               $ 1,533
  Capital in excess of par value       1,109                 1,109
  Retained earnings                   10,400                 9,602
  Add net unrealized gain on
    available-for-sale securities        462                   455
  Less treasury stock at cost
   144,752 and 158,051 shares            808                   839

         NET SHAREHOLDERS' EQUITY    _______               _______
           (Note 3)                  $12,697               $11,860

TOTAL LIABILITIES AND SHARE-         _______               _______
  HOLDERS' EQUITY                    $14,919               $15,393
                                     =======               =======

Note: (a) The balance sheet at November 27, 1998, has been derived from the audited financial statements at that date.



See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                    For the                     For the
                              Second Quarter Ended          Six Months Ended
                               May 28      May 29         May 28        May 29
                                1999        1998           1999          1998
Net Sales                      $5,170        $4,236      $10,875         $9,020

Cost and operating expenses:

  Cost of sales                 3,062         2,933        6,777          6,106
  Selling and administrative
    expenses                    1,341         1,111        2,739          2,380
                               _______       _______      _______        _______
Operating income                  767           192        1,359            534

Other income                      133            27          202            265
                               _______       _______      _______        _______
Income before income taxes        901           219        1,561            799

Income taxes                      361            86          625            319
                               _______       _______      _______        _______
Net income                      $ 540         $ 133       $  936          $ 481
                               =======       =======      =======        =======
Earnings Per Share:

  Basic                         $0.39         $0.10        $0.68          $0.35
  Diluted                       $0.39         $0.10        $0.67          $0.35

  Cash dividends per share       0.05          0.05         0.10           0.10

Average number of common shares
  outstanding
          		Basic           1,384,445     1,374,991    1,381,368      1,375,433
		          Diluted	        1,400,420	    1,386,011	   1,385,562	     1,396,779

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
          For Six Months Ended May 28, 1999 and May 29, 1998
                            (In thousands)
                                        1999                  1998
Cash flows from operating
  activities:

  Net cash provided by
    operating activities              $1,327                 $  905

Cash flows from investing
  activities:

  Proceeds from sale of assets             0                      0

  Capital expenditures                   (11)                   (14)
                                       _______                _______
    Net cash (used) by
      investing activities               (11)                   (14)

Cash flows from financing activities:

  Dividends paid                        (138)                  (137)

  (Purchase)/Sale of treasury stock       31                    (60)

    Net cash (used) by                _______                _______
      financing activities              (107)                  (197)

    Net increase in                   _______                _______
      cash and cash equivalents        1,209                    694

Cash and cash equivalent at
  beginning of period                    454                    403

Cash and cash equivalent at           _______                _______
  end of period                       $1,663                $ 1,097
                                      =======                =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $  17                 $   17

    Income taxes                        445                    535

                        PENOBSCOT SHOE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of May 28, 1999, the statements of income for the second quarter ended May 28, 1999 and May 29, 1998, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at May 28, 1999 and for the other periods presented. The results of operations for the period ended May 28, 1999 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            5/28/99     11/27/98      5/29/98
FIFO Cost:
    finished shoes           $6,017       $6,867       $4,315
    raw materials                11           11           21
                             _______     _______      _______
                             $6,028       $6,878       $4,336
Excess of FIFO cost over
LIFO inventory value           (349)        (310)        (293)
                             _______     _______      _______
                             $5,679       $6,568       $4,043
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the six months ended May 28, 1999, shareholders' equity changed due to the net income of $936,000, dividends declared of $138,000, a sale of treasury stock of $31,000 and a $5,000 increase in the net unrealized gain an available-for-sale securities held by the Company.


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

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Forward Looking Statements:

     This report contains certain forward looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These risk factors include, among others, general economic and market conditions, the rate of growth in the footwear market and consumer acceptance of the Company's product line, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-Q for the quarter ended May 28, 1999.


Liquidity and Capital Resources:

     At May 28, 1999, Penobscot Shoe Company had working capital of approximately $12,698,000 versus approximately $11,815,000 at November
27, 1998, an increase of $883,000. The ratio of current assets to current liabilities at May 28, 1999, was 7.2 to 1, compared to 4.5 to 1, at November 27, 1998.

     The statement of cash flows for the six months ended May 28, 1999, shows an increase of $1,209,000 in cash and cash equivalents since November
27, 1998.  The Company's operations provided $1,264,000 since November 27,
1998, including net income of $936,000 and ordinary fluctuations in various current asset and liability accounts. The fluctuations included an increase in accounts payable, as well as decreases in inventory and accounts receivable, all mainly as a result of timing. The Company's quarterly dividend amounted to a use of $138,000 during the six month period. The Company received $31,000 in a sale of treasury stock.

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

     The assessment of all internal management and operational information systems is being supervised and conducted by a team led by the Vice President of Finance and Administration that includes the Company's in-house information technology staff. The assessment of all critical internal systems is complete and all necessary modifications are now done. Testing is underway to determine if any further modifications are necessary in this area. Testing will continue throughout the year and into early 2000 as we watch for any unforseen problems that may arise. At this time, the Company is unable to determine the actual cost of correcting any deficiencies found during the assessment. Based on the fact that no significant unanticipated remedial costs have been identified to date, the Company does not anticipate that the ultimate costs of any additional required remediation will be significant.

     Based on the Company's efforts to date, the Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. The software used by the Company in its operations was developed over time by in-house programmers. Unlike many other software programs that used a two digit date and have led to the problems now being addressed worldwide, the Company's system was based on the use of a one digit date. As a result, many of the issues being faced for the Year 2000 problems were faced previosly in the period of 1989-1990. This experience allowed the Company to utilize in-house staff to make the modifications needed to be Year

2000 compliant, and to make those modifications at a relatively modest cost. If the Company failed to make the necessary and proper modifications, the Year 2000 Issue could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to correctly process some transactions, send invoices, or engage in similar normal business activities. The Company's ongoing assessment of Year 2000 risks relating to non-information technology components such as internal telecommunications, heating and ventilation equipment has not revealed any problem.

      The Company continues to communicate with significant suppliers, shippers, telecommunications companies and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. The Company is dependent on many outside resources for both products and services. Regardless of the Company's efforts to verify Year 2000 compliance with domestic and non-domestic third parties involved in sourcing, manufacturing, shipping and ordering, there can be no assurance that one or more of such third parties will not encounter a Year 2000 problem that would materially and aversely impact the Company's results of operations. The failure of some of these third parties to be Year 2000 compliant could have a material adverse impact on the Company's ability to deliver product. The Company is in the process of identifying contingency arrangements to minimize the adverse impact of third party Year 2000 problems that could interfere with the Company's operations.

Results of Operations:

     Net sales for the second quarter ended May 28, 1999, were $5,170,000, up 22% from $4,236,000 in the same quarter last year. Net income for the current quarter was $540,000, or $.39 per share, compared to $133,000, or $.10 per share, in the second quarter last year. Gains from the sales of securities contributed approximately $59,000, or $.04 per share, to earnings in the second quarter. The corresponding quarter last year had no such gains.

     For the six months year-to-date, net sales were $10,875,000, up 21% from $9,020,000 a year ago. Net income for the year-to-date period was $936,000, or $.68 per share, versus $481,000, or $.35 per share, last year. Gains from the sales of securities amounted to approximately $85,000, or $.06 per share, in the current year-to-date period. Last year, such gains amounted to $125,000, or $.09 per share.

     The increase in sales in the quarter compared to last year was mainly a result of volume increases. The mix of product sales did provide for a slightly higher average selling price per pair, further enhancing the sales comparisons. Cost of sales was 59% compared to 69% a year ago. Costs efficiencies, savings based on production volumes and reduced levels of surplus footwear sales due to timing, all contributed to the favorable gross margin.

     Selling and administrative costs were up by 21% from last year. Most of this increase was due to costs variable on sales volume and timing.

     Trotters continue to perform well in a generally weak retail footwear environment. While current delivery schedules suggest that third quarter sales may be lower than last year's strong third quarter, we are anticipating a modest increase overall during the second half of 1999.



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




                                          Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    July 2, 1999                          Irving Kagan
                                         _________________________
                                         By:   Irving Kagan
                                         Chairman of the Board and
                                         Chief Executive Officer

Date:    July 2, 1999                          David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Vice President/Finance and
                                         Administration