Form 10-Q
period 1999-08-27
PENOBSCOT SHOE CO
filed 1999-10-08
CIK 77326

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 27, 1999

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

Common stock of 1,388,291 shares, $1 par value, was outstanding at August 27, 1999.

                        PENOBSCOT SHOE COMPANY
                        CONDENSED BALANCE SHEET
                           (In thousands)
                                  August 27, 1999      November 27, 1998
                                   (Unaudited)             (Note (a))
CURRENT ASSETS:
  Cash & Cash Equivalents            $   482               $   454
  Marketable Securities                3,860                 3,757
  Accounts receivable                  3,950                 3,825
  Inventories (Note 2)                 7,142                 6,568
  Other current assets                   416                   575
                                     _______               _______
        TOTAL CURRENT ASSETS         $15,851               $15,179

PROPERTY AND EQUIPMENT, AT COST:
  Buildings                          $ 1,443               $ 1,443
  All Other                              450                   496
  Less accumulated depreciation
    and amortization                   1,742                 1,725
                                     _______               _______
        NET PROPERTY AND EQUIPMENT   $   151               $   214
                                     _______               _______
  TOTAL ASSETS                       $16,002               $15,393
                                     =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                   $ 1,400               $ 1,088
  Notes payable	            		           365                 1,475
  Other current liabilities              842                   802
                                     _______               _______
        TOTAL CURRENT LIABILITIES    $ 2,607               $ 3,365

DEFERRED INCOME TAXES                $   168               $   168

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value:
    authorized 2,000,000 shares:
    issued 1,533,042                 $ 1,533               $ 1,533
  Capital in excess of par value       1,109                 1,109
  Retained earnings                   11,004                 9,602
  Add net unrealized gain on
    available-for-sale securities        389                   455
  Less treasury stock at cost
   144,752 and 154,752 shares            808                   839

         NET SHAREHOLDERS' EQUITY    _______               _______
           (Note 3)                  $13,227               $11,860

TOTAL LIABILITIES AND SHARE-         _______               _______
  HOLDERS' EQUITY                    $16,002               $15,393
                                     =======               =======

Note: (a) The balance sheet at November 27, 1998, has been derived from the audited financial statements at that date.



See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                         STATEMENT OF INCOME
               (In thousands, except per share amounts)
                             (Unaudited)
                                    For the                     For the
                              Third Quarter Ended         Nine Months Ended
                             August 27   August 28       August 27    August 28
                                1999        1998           1999          1998
Net Sales                      $5,835        $5,637      $16,709        $14,657

Cost and operating expenses:

  Cost of sales                 3,670         3,782       10,448          9,888
  Selling and administrative
    expenses                    1,186         1,226        3,924          3,606
                               _______       _______      _______        _______
Operating income                  978           629        2,337          1,163

Other income                      148           216          350            481
                               _______       _______      _______        _______
Income before income taxes      1,126           845        2,687          1,644

Income taxes                      452           339        1,077            658
                               _______       _______      _______        _______
Net income                      $ 673         $ 506       $1,609          $ 986
                               =======       =======      =======        =======
Earnings Per Share:

  Basic                         $0.49         $0.37        $1.16          $0.72
  Diluted                       $0.48         $0.36        $1.16          $0.71

  Cash dividends per share       0.05          0.05         0.15           0.15

Average number of common shares
  outstanding
          		Basic           1,388,291     1,377,889    1,383,676      1,376,255
		          Diluted	        1,398,781    1,391,441    1,393,290     1,387,886

See notes to the condensed financial statements.

                        PENOBSCOT SHOE COMPANY
                        STATEMENT OF CASH FLOWS
   For Nine Months Ended August 27, 1999 and August 28, 1998
                            (In thousands)
                                        1999                  1998
Cash flows from operating
  activities:

  Net cash provided by
    operating activities              $  160                 $  554

Cash flows from investing
  activities:

  Proceeds from sale of assets             0                      0

  Capital expenditures                    46                    (26)
                                       _______                _______
    Net cash (used) by
      investing activities                46                    (26)

Cash flows from financing activities:

  Dividends paid                        (208)                  (206)

  (Purchase)/Sale of treasury stock       31                    (39)

    Net cash (used) by                _______                _______
      financing activities              (177)                  (245)

    Net increase in                   _______                _______
      cash and cash equivalents           28                    283

Cash and cash equivalent at
  beginning of period                    454                    403

Cash and cash equivalent at           _______                _______
  end of period                       $  482                $   686
                                      =======                =======


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:

    Interest                          $  19                 $   23

    Income taxes                        852                    538

                        PENOBSCOT SHOE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of August 27, 1999, the statements of income for the third quarter ended August 27, 1999 and August 28, 1998, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at August 27, 1999 and for the other periods presented. The results of operations for the period ended August 27, 1999 are not necessarily indicative of operating results for the full year.

2.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                            8/27/99     11/27/98      8/28/98
FIFO Cost:
    finished shoes           $7,123       $6,618       $5,630
    raw materials                 5           11           15
                             _______     _______      _______
                             $7,128       $6,629       $5,645
Excess of FIFO cost over
LIFO inventory value             15          (61)        (112)
                             _______     _______      _______
                             $7,143       $6,568       $5,533
                             =======     =======      =======

    The Company uses the LIFO method because it more realistically reflects operating results by charging current costs against current revenues.

3.  SHAREHOLDERS' EQUITY

    During the nine months ended August 27, 1999, shareholders' equity changed due to the net income of $1,609,000, dividends declared of $208,000, a sale of treasury stock of $31,000 and a $66,000 decrease in the net unrealized gain on available-for-sale securities held by the Company.


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

                        PENOBSCOT SHOE COMPANY
     MANAGEMENT DISCUSSION AND ANALYSIS OF THE SUMMARY OF OPERATIONS

Forward Looking Statements:

     This report contains certain forward looking statements regarding the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this report that a number of important risk factors could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These risk factors include, among others, general economic and market conditions, the rate of growth in the footwear market and consumer acceptance of the Company's product line, and the risk factors that are discussed from time-to-time in the Company's SEC reports, including, but not limited to, the report on Form 10-Q for the quarter ended August 27, 1999.


Liquidity and Capital Resources:

     At August 27, 1999, Penobscot Shoe Company had working capital of approximately $13,244,000 versus approximately $11,815,000 at November
27, 1998, an increase of $1,429,000. The ratio of current assets to current liabilities at August 27, 1999, was 6.1 to 1, compared to 4.5 to 1, at November 27, 1998.

     The statement of cash flows for the nine months ended August 27, 1999, shows an increase of $28,000 in cash and cash equivalents since November
27, 1998. The Company's operations provided $160,000 since November 27, 1998, including net income of $1,609,000 and ordinary fluctuations in various current asset and liability accounts. The fluctuations included increases in accounts payable, inventory and accounts receivable, all mainly as a result of timing. The Company's quarterly dividend amounted to a use of $208,000 during the nine month period. The Company received $31,000 in a sale of treasury stock.

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

     The assessment of all internal management and operational information systems is being supervised and conducted by a team led by the Executive Vice President of Finance and Administration that includes the Company's in-house information technology staff. The assessment of all critical internal systems is complete and all necessary modifications are now done. Testing is underway to determine if any further modifications are necessary in this area. Testing will continue throughout the year and into early 2000 as we watch for any unforseen problems that may arise. At this time, the Company is unable to determine the actual cost of correcting any deficiencies found during the assessment. Based on the fact that no significant unanticipated remedial costs have been identified to date, the Company does not anticipate that the ultimate costs of any additional required remediation will be significant.

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

Results of Operations:

     Net sales for the third quarter ended August 27, 1999, were $5,835,000, up 3% from $5,637,000 in the same quarter last year. Net income for the current quarter was $673,000, or $.48 per share, compared to $506,000, or $.37 per share, in the third quarter last year. Gains from the sales of securities contributed approximately $.05 per share to third quarter earnings compared to approximately $.08 per share a year ago.

     For the nine months year-to-date, net sales were $16,709,000, up 14% from $14,657,000 a year ago. Net income for the year-to-date period was $1,609,000, or $1.16 per share, versus $986,000, or $.72 per share, last year. Gains from the sales of securities added $.11 and $.17 per share to year-to-date earnings in 1999 and 1998, respectively.


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




                                          Penobscot Shoe Company
                                         _________________________
                                              (Registrant)


Date:    October 8, 1999                       Irving Kagan
                                        _________________________
                                         By:   Irving Kagan
                                         Chairman of the Board and
                                         Chief Executive Officer

Date:    October 8, 1999                       David L. Keane
                                         _________________________
                                         By:   David L. Keane
                                         Executive Vice President/
                                         Finance and Administration